Form 10QSB
period 2007-06-30
uKARMA CORP
filed 2007-08-20
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2007

Commission File Number: 333-140633

UKARMA CORPORATION
(Name of small business issuer in its charter)

NEVADA	68-048-2472
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

520 Broadway, Suite 350
Santa Monica, CA 90401
(310) 998-8909
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.        Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

16,397,914 shares of common stock as of August 16, 2007

Transitional Small Business Disclosure Format          Yes ☐    No ☒

UKARMA CORPORATION

FORM 10-QSB

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements

UKARMA CORPORATION

BALANCE SHEETS
	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$102,902
Prepaid expenses	61,668	97,513
Inventory	27,940	-
Available-for-sale securities	-	17,000
Total Current Assets	89,608	217,415

Property and equipment, net of accumulated depreciation
of $818 for 2007, and $94 for 2006	11,822	3,836

Other Assets
Production costs, net of accumulated amortization of
of $33,913 for 2007, and none for 2006	644,344	651,228
Deposit	3,136	3,136
Patent	10,358	10,358
Total Other Assets	657,838	664,722

TOTAL ASSETS	$759,268	$885,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$82,338	$-
Accounts payable	146,988	208,419
Accrued expenses	79,053	11,778
Notes payable	30,000	-
Notes payable to related party	388,579	100,000
Total Current Liabilities	726,958	320,197

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000
shares authorized; 15,561,322 and 15,218,734 shares issued
and outstanding in 2007 and 2006, respectively	15,561	15,219
Paid-in capital	2,336,800	2,046,030
Accumulated other comprehensive income	-	12,000
Stock subscriptions	-	55,000
Accumulated deficit	(2,320,051)	(1,562,473)
Total Stockholders' Equity	32,310	565,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$759,268	$885,973

The accompanying notes are an integral part of these interim unaudited financial statements.

UKARMA CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)
For the three and six months ended June 30, 2007, and 2006

	For three months		For six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Sales	$56,023	$-	$56,023	$-

Cost of Sale	18,302		18,302
Gross Profit	37,721	-	37,721	-
Selling, General and Administrative Expenses	318,664	246,557	785,608	438,415

Operating Loss	(280,943)	(246,557)	(747,887)	(438,415)

Other Income (Expenses)
Interest Income	-	6,194	-	7,599
Gain on Sale of Securities	3,279		3,279
Interest Expense	(8,820)	(271)	(12,170)	(271)
Total Other Income (Expense)	(5,541)	5,923	(8,891)	7,328

Net Loss before Income Taxes	(286,484)	(240,634)	(756,778)	(431,087)
Provision for Income Taxes	-	-	800	-
Net Loss	$(286,484)	$(240,634)	$(757,578)	$(431,087)

Net Loss Per Share-Basic and Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.03)

Weighted Average Number of Shares	15,561,322	13,612,569	15,504,224	13,156,389

The accompanying notes are an integral part of these interim unaudited financial statements.

UKARMA CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)
For the six months ended June 30, 2007, and 2006

	For six months ended
	June 30,
	2007	2006
Cash Flow from Operating Activities:
Net loss	$(757,578)	$(264,437)
Adjustment to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	34,638	-
Issuance of stock for services	30,647	97,563
Stock option expenses	95,029	45,454
Stock warrant expenses	110,437	26,387
Gain on sale of investment	(3,279)	-
(Increase) Decrease in:
Prepaid expenses	35,845	2,144
Inventory	(27,940)	-
Capitalized production costs	(27,029)	-
Increase (Decrease) in:
Accounts payable	(61,432)	-
Accrued expenses	67,275	12,664
Net Cash Used by Operating Activities	(503,387)	(80,225)

Cash Flow from Investing Activities:
Purchase of property and equipment	(8,711)	-
Sale of investment	8,279	-
Net Cash Used by Investing Activities	(432)	-

Cash Flow from Financing Activities:
Bank overdraft	82,338	-
Proceeds from notes payable	30,000	-
Proceeds from officer advances	288,579	-
Net Cash Provided by Financing Activities	400,917	-

Net Decrease in Cash	(102,902)	(80,225)

Cash Balance at Beginning of Period	102,902	739,843

Cash Balance at End of Period	$-	$659,618

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-
Noncash Investment and Financing Activities:
Unrealized gain (loss) on marketable securities	$-	$6,000

The accompanying notes are an integral part of these interim unaudited financial statements.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

uKarma Corporation (“the Company”) was incorporated under the name of OM Capital Corporation in the State of Nevada on June 26, 2001. On April 30, 2004, the Company changed its name to uKarma Corporation. In 2006, the Company relocated its headquarter to the State of California, and became a California foreign corporation.

uKarma Corporation develops and markets proprietary branded personal health and wellness products, including fitness DVDs, nutraceuticals, and mind, body, and spirit goods and services for fitness and health-conscious consumers. The company’s product lines target the rapidly growing tens of millions of people that are seeking to enrich their physical, spiritual, and mental wellness.

Through infomercials and other marketing initiatives, uKarma launched its initial products. The goal of the infomercials is to generate initial working capital, and build a community of loyal customers. From there, the Company will expand its product offerings into proprietary branded products primarily within the fitness/well-being multimedia and nutraceutical markets. As the brand image builds, the Company intends to extend its brand systematically to other complementary consumer products that meet its stringent product guidelines and are consistent with its message of “total health and happiness for oneself and others.”

The Company began to generate revenue in the second quarter of 2007; accordingly, the Company ceased its development stage status commencing April 1, 2007.

Presentation of Interim Information: The accompanying financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007, and 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Registration Statement on Amendment No. 4 to Form SB-2 filed with the SEC on August 6, 2007.

The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2007 and for the three and six months ended June 30, 2007, and 2006 have been made. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers’ prepayments are deferred until products are shipped and accepted by the customers.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share: Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented. Potential shares consist of restricted common stock, stock warrants, and stock options.

Stock Based Compensation: Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $95,029 and $45,454 for six months ended June 30, 2007 and 2006, respectively.

New Accounting Pronouncements: In May 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), Definition of Settlement in FASB Interpretation No. 48.  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s financial statements.

In February 2007, the FASB issued Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company initially applied SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses, and the operations in the near future are expected to continue to use working capital.

The Company's management is actively increasing marketing efforts to increase revenues. The Company's ability to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - AVAILABLE-FOR-SALE SECURITIES

In June 2007, the Company sold its minority equity investment in a publicly traded company and recognized a gain of $3,279.

The aggregate fair market value of the securities was $17,000 as of December 31, 2006. The gross unrealized holding gains related to the investment as of December 31, 2006 was $12,000.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Legal Retainer	$35,144	$67,513
Prepaid Royalties	26,524	30,000
	$61,668	$97,513

NOTE 5 - PRODUCTION COSTS

The Company capitalized costs incurred for recording seven fitness videos’ master copies. As of June 30, 2007, total costs of $678,257 were capitalized. All costs consisted of in-production costs only.

Commenced on the second quarter of 2007, the costs were amortized on a straight-line method over the estimated life of the recorded performances, which is five years. The Company recorded an amortization expense of $33,913 for the six months ended June 30, 2007.

NOTE 6 - PATENT

The Company filed for a patent for three proprietary yoga mats, which it believes provide unique functions and benefits compared to yoga mats currently in the market. Through to date, the patent is still pending for approval.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Accrued Compensation	$39,500	$-
Accrued Professional Fees	21,600	10,000
Accrued Interest	11,429	978
Employee Reimbursable	4,924	-
Accrued Income Tax	1,600	800
Total Accrued Expenses	$79,053	$11,778

NOTE 8 - NOTES PAYABLE

During the second quarter of 2007, the Company entered into a debt agreement with an unrelated party and received a loan for $30,000 at an interest rate of 7% per annum payable on demand. As of June 30, 2007, the accrued interest related to the note was $460.

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated other comprehensive income (loss) consists of the unrealized gain on available-for-sale securities only. The components of comprehensive loss were as follows:

	For three months ended		For six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Loss	$(286,484)	$(240,634)	$(757,578)	$(431,087)
Other Comprehensive Income (Loss):
Unrealized gain on available-for-sale securities	-	-	-	6,000
Comprehensive Loss	$(286,484)	$(240,634)	$(757,578)	$(425,087)

NOTE 10 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2007, the Board of Directors of the Company approved the issuance of an aggregate of 122,588 shares of the Company’s common stock to various providers in consideration for their services to the Company. The shares were valued and charged to operations at a price of $0.25 per share or $30,647 total. The valuation was based on the 2006 private placement offering price of $0.25 per share.

NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net Loss	$(286,484)	$(240,634)	$(757,578)	$(431,087)
Denominator:
Weighted Average of Common Shares	15,561,322	13,612,569	15,504,224	13,156,389

Basic and Diluted Net Loss per Share	$(0.02)	$(0.02)	$(0.05)	$(0.03)

As the Company incurred net losses for the three and six months ended June 30, 2007, the effect of dilutive securities totaling 1,550,000 and 1,550,000 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three and six months ended June 30, 2006, the effect of dilutive securities totaling 500,000 and 500,000 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

The Company also excluded 6,402,000 and 9,875,000 shares under out-of-money stock options and warrants from the calculation of diluted net loss per share for the six months ended June 30, 2007 and 2006, respectively, because their exercise prices were greater than the average fair market price of the common stock.

NOTE 12 - 2006 STOCK OPTION PLAN

On January 1, 2006, the Board of Directors approved and adopted the 2006 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide the issuance of non-qualified and/or incentive stock options to employees, officers, directors, consultants, and other service providers. Generally, all options granted expire ten years from the date of grant. All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options were granted. It is the Company's policy to issue new shares for stock options that are exercised and restricted stock, rather than to issue treasury shares. Options generally vest over ten years. The Plan reserves 7,500,000 shares of common stock under the Plan and is effective through December 31, 2015.

NOTE 12 - 2006 STOCK OPTION PLAN (continued)

A summary of the status of stock options issued by the Company as of June 30, 2007 and 2006 is presented in the following table:

	2007		2006
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,250,000	$0.20	-	$-
Granted	-	-	5,250,000	0.20
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at end of period	5,250,000	$0.20	5,250,000	$0.20

Exercisable at end of period	1,583,334	$0.20	-	$0.20

The fair value of the stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on the estimated volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006
Weighted average fair value per option granted	N/A	$0.17
Risk-free interest rate	N/A	4.37%
Expected dividend yield	N/A	0.00%
Expected lives	N/A	10.00
Expected volatility	N/A	100.00%

The following table sets forth additional information about stock options outstanding at June 30, 2007:
		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$ 0.20	5,250,000	8.29	$0.20	1,583,334
	5,250,000	8.29	$0.20	1,583,334

As of June 30, 2007, there was $613,616 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.45 years.

NOTE 13 - STOCK WARRANTS

On January 26, 2007, March 13, 2007, and March 29, 2007, the Company issued warrants to the CEO of the Company for the right to purchase 200,000, 250,000, and 125,000 shares of the Company's common stock, respectively, at the price of $0.25 per share. The warrants have a term of five years from the date of issuance. The warrants were valued at $0.19 per share using the Black-Scholes option pricing model.

On March 1, 2006, the Company issued warrants to a service provider for the right to purchase 250,000 shares of the Company’s common stock at the price of $1 per share. The warrants have a term of five years from the date of issuance. The warrants were valued at $0.11 per share using the Black-Scholes option pricing model.

On April 14, 2006, the Company issued warrants to each of the investors who participated in the Company’s 2004 private offering for the right to purchase an equal number of shares at the price of $1 per share with a mandatory exercise provision when the Company’s stock trades at $1.50 or higher for five consecutive days. The warrants have a term of five years from the date of issuance. The warrants were valued at $0.11 per share using the Black-Scholes option pricing model.

The assumptions used in the Black-Scholes option pricing model are as follows:

	June 30,
	2007	2006
Weighted average fair value per option granted	$0.19	$0.11
Risk-free interest rate	4.60%	4.63%
Expected dividend yield	0.00%	0.00%
Expected lives	5.00	5.00
Expected volatility	100.00%	100.00%

The Company recognized $110,437 and $26,387 stock warrants expense for the six months ended June 30, 2007 and 2006, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007, the Company entered into various debt agreements with the CEO of the Company, and received loans from its CEO for an aggregate amount of $323,503 at an interest rate of 7% per annum payable on demand. As of June 30, 2007, the Company has loans payable to the CEO of the Company of $388,579 and accrued interest payable for the related loans of $10,967.

On January 17, 2005, an option agreement was signed between the CEO and a director of the Company to purchase up to 3,000,000 shares of the Company’s common stock from the director at $0.20 per share. The duration of the option agreement is for ten years commencing on January 17, 2005.

On July 9, 2007, the CEO and the Director exercised the option agreement whereby the CEO acquired 3,000,000 shares of the Company’s common stock from the director.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company entered into two additional debt agreements with the CEO of the Company and another party, and received loans for an aggregate amount of $40,051 at an interest rate of 7% per annum payable on demand.

On August 14, 2007, the CEO agreed to convert $209,148 worth of his loans to the Company ($200,000 principal plus $9,148 accrued interest) into 836,592 shares of the Company’s Common Stock. The Board of Directors of the Company approved such conversion on August 16, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Report. In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results may differ from these estimates under different assumptions or conditions. References to “we”, “our”, “us”, or the “Company” are to uKarma Corporation, a Nevada corporation.

Overview

We are an early stage company that develops and markets proprietary branded personal health and wellness products, including yoga and fitness DVDs, nutraceuticals, and other products targeting the MBS (Mind/Body/Spirit) consumer. We have generated no revenues since inception through the first quarter of 2007. We began to generate revenue during the second quarter of 2007 and have generated approximately $56,000 in revenues to date. We incurred net losses of approximately $33,535 in 2004, $122,488 in 2005, and $1,397,922 in 2006. As of June 30, 2007, we had an accumulated deficit of $2,320,051. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Since April, 2004, we have dedicated our resources to developing our business plan and producing items that will appeal to the “wellness” conscious consumer, such as yoga and fitness DVDs.  The brand of our initial DVD series is called Xflowsion. In May 2007, we began to market and sell our initial Xflowsion DVDs. We believe that our success depends upon our ability to successful produce, market, and distribute such products.

Plan of Operation

As of June 30, 2007, we had working capital of $0. To satisfy current working capital needs, our CEO Bill Glaser loaned funds to the Company. Until we raise sufficient capital via the sale of our common stock, there is no guarantee that we will be able to meet current working capital needs if we do not receive additional loans from either our CEO or other individuals.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to market and distribute our Xflowsion DVDs, whether or not a market develops for our products and, if a market develops, the pace at which we are able to sell our products. It will also depend on our ability to raise capital through debt or equity financings.

We have fully incurred the production cost of our Xflowsion DVD series, have incurred approximately three-quarters of the production costs of our infomercial, and plan to make financial investments in marketing for the next six months. We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months beginning on January 1, 2007 will be approximately $685,000 as follows:

•	$60,000 in auditor and legal fees;

•	$75,000 for the production costs of three DVDs for use in continuity plans;

•	$150,000 for the production of our infomercial and short-form TV commercials;

•	$100,000 initial media buying expenses; and

•	$300,000 general and administrative costs.

As of June 30, 2007, we had cash equivalents of $89,608. We believe that we need approximately an additional $587,000 to meet our capital requirements over the next 12 months. Our intention is to obtain this money through the sale of our common stock pursuant to our SB-2 registration statement and/or other debt/equity financings. As of the date of this Report, we have fully paid for our initial product inventory for 10,000 Xflowsion DVD units as well as all branding, web development, DVD production, editing, and DVD authoring costs.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. Expenses incurred which cannot be paid in stock, such as auditors' fees, will be paid through cash. There are no assurances that we will be able to meet our capital requirements or that our capital requirements will not increase. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to successfully market and sell our Xflowsion DVDs.

Our ultimate existence is dependent upon management's ability to develop profitable operations. We are in the process of marketing our first DVD series. We have negotiated an infomercial production arrangement with Caudill and Associates to produce a 30 minute infomercial along with 60 second and 120 second TV commercials. The first version of such infomercial was completed in May 2007. We aired the infomercial for one week during May 2007 on TV stations throughout the United States. We plan to re-air the infomercial after various edits are made. Such edits will be completed by Caudill after we pay an outstanding balance of $75,017.50 which is currently due to Caudill. We plan to test-market the infomercial during the 2-3 months following Caudill’s editing. During the test-marketing of the infomercial, we will test different pricing (the May airing of our infomercial had a pricing for the Xflowsion DVD series of three payments of $19.95 or $59.85 plus $12.95 shipping and handling), as well as continue to edit the infomercial in an effort to elicit the greatest response We also engaged Synthesis Marketing to develop logo and brand identities for uKarma and Xflowsion, develop websites for uKarma and Xflowsion, author our Xflowsion DVD series, and design packaging for our Xflowsion DVDs. All of these activities by Synthesis, with the exception of completing the uKarma website, were completed in June 2007. The uKarma website is expected to be completed and operational during August 2007.

During the next 12 months, we intend to raise capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

We intend to spend approximately $500,000 over the course of the next year, mainly in the areas of media air time costs, administration, legal, accounting, and marketing. However, if we are successful in raising more than $500,000 pursuant to this public offering or by financing the cost of media buying expenses, we intend to increase our spending in the areas of production and marketing, and introduce other multimedia products.

We intend to enter into agreements with fitness and wellness instructors to perform on screen for DVDs we intend to produce. In some instances, we may be required to offer these fitness instructors a royalty percentage of future sales. Because we are trying to keep our production and marketing costs at a minimum, we may offer royalty percentages of sales to such instructors as well as to other service providers such as telemarketing, fulfillment, and infomercial production. We anticipate that we may owe as much as 10% or more of our gross revenues in royalties to performers in our DVDs and other service providers involved in marketing our products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions.

Item 3.  Controls and Procedures

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007, the Company’s Chief Executive Officer, who is also our acting Chief Financial Officer, believes that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against us. From time to time, we may be involved in litigation relating to claims arising out of operations in the normal course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2007, we issued a warrant to purchase up to 80,000 shares of our common stock exercisable at $0.25 per share to Mark Abdou, a shareholder of the Company, in connection with a $20,000 loan made by Mr. Abdou to the Company. This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws of the registrant, as currently in effect (1)

4.1	Form of Warrant (1)

10.1	2006 Stock Plan (1)

10.2	Employment Agreement between the Registrant and Bill Glaser dated January 1, 2006 (1)

10.3	Consulting Agreement between the Registrant and Eric Paskel dated April 19, 2006 (1)

10.4	Consulting Agreement between the Registrant and Craig Kulman dated February 13, 2006 (1)

10.5	Consulting Agreement between the Registrant and Len Panzer dated February 28, 2006 (1)

10.6	Consulting Agreement between the Registrant and Jeremy Koff dated May 5, 2006 (1)

10.7	Production Agreement between the Registrant and The Tribal Vision Group, LLC d/b/a Yoga Tribe and Culture Productions dated June 15, 2006 (1)

10.8	Marketing Agreement between the Registrant and Synthesis Marketing dated October 11, 2006 (1)

10.9	Marketing Agreement between the Registrant and Much and House Public Relations dated October 11, 2006 (1)

10.10	Production Agreement between the Registrant and Caudill and Associates dated November __, 2006 (1)

10.11	Option Agreement between Fred Tannous and Bill Glaser dated January 17, 2005 (1)

10.12	Promissory Note issued to Bill Glaser dated November 10, 2006 (1)

10.13	Promissory Note issued to Bill Glaser dated January 26, 2007 (1)

10.14	Warrant issued to Bill Glaser dated January 26, 2007 (1)

10.15	Promissory Note issued to Bill Glaser dated March 13, 2007 (2)

10.16	Common Stock Warrant issued to Bill Glaser dated March 13, 2007 (2)

10.17	Demand Promissory Note issued to Bill Glaser dated March 29, 2007 (2)

10.18	Common Stock Warrant issued to Bill Glaser dated March 29, 2007 (2)

10.19	Demand Promissory Note issued to Bill Glaser dated April 30, 2007 (2)

10.20	Promissory Note issued to Mark Abdou dated June 26, 2007 (2)

10.21	Common Stock Purchase Warrant issued to Mark Abdou dated June 26, 2007 (2)

10.22	Amendment to Option Agreement dated July 9, 2007 (3)

10.23	Notice of Exercise of Option dated July 9, 2007 (3)

10.24	Demand Promissory Note issued to Bill Glaser dated July 23, 2007(3)

10.25	Conversion Agreement between the registrant and Bill Glaser dated August 14, 2007 *

31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Executive Officer *

31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Financial Officer *

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

(1)	Incorporated herein by reference to Form SB-2 filed with the SEC on February 12, 2007.

(2)	Incorporated herein by reference to Form SB-2 Amendment No. 1 filed with the SEC on June 28, 2007.

(3)	Incorporated herein by reference to Form SB-2 Amendment No. 4 filed with the SEC on August 6, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UKARMA CORPORATION

Dated August 20, 2007	By:	/s/ Bill Glaser
Name: Bill Glaser
Title: Chief Executive Officer (Principal Executive Officer); Chief Financial Officer (Principal Financial Officer); and Chairman of the Board