Form 10QSB
period 2007-09-30
uKARMA CORP
filed 2007-11-19
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2007

Commission File Number: 333-140633

UKARMA CORPORATION
(Name of small business issuer in its charter)

NEVADA	68-048-2472
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

520 Broadway, Suite 350
Santa Monica, CA 90401
(310) 998-8909
(Address, including zip code, and telephone number, including area code, of small business issuer’s principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐

Indicate by checkmark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes ☐    No ☒

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

20,031,247 shares of common stock as of November 14, 2007

Transitional Small Business Disclosure Format          Yes ☐    No ☒

UKARMA CORPORATION

FORM 10-QSB

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements

UKARMA CORPORATION

BALANCE SHEETS

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$102,902
Prepaid expenses	25,594	97,513
Inventory	25,392
Available-for-sale securities	-	17,000
Total Current Assets	50,986	217,415

Property and equipment, net of accumulated depreciation
of $1,329 for 2007, and $94 for 2006	11,312	3,836

Other Assets
Production costs, net of accumulated amortization of
$64,896 for 2007, and none for 2006	627,416	651,228
Deposit	3,136	3,136
Patent	10,358	10,358
Total Other Assets	640,910	664,722

TOTAL ASSETS	$703,208	$885,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Overdraft	$77,729	$-
Accounts payable	195,652	208,419
Accrued expenses	84,611	11,778
Notes payable to related party	208,630	100,000
Total Current Liabilities	566,622	320,197

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000
shares authorized; 16,950,000 and 15,218,734 shares issued
and outstanding in 2007 and 2006, respectively	16,950	15,219
Preferred stock, $0.001 par value; 20,000,000 shares authorized,
none issued	-	-
Paid-in capital	2,868,898	2,046,030
Accumulated other comprehensive income	-	12,000
Stock subscriptions	117,950	55,000
Accumulated deficit	(2,867,212)	(1,562,473)
Total Stockholders' Equity	136,586	565,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$703,208	$885,973

The accompanying notes are an integral part of these interim unaudited financial statements

UKARMA CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)
For the three and nine months ended September 30, 2007, and 2006

	For three months		For nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Sales	$19,343	$-	$75,366	$-

Cost of Sale	4,322		22,624
Gross Profit	15,021	-	52,742	-
Selling, General and Administrative Expenses	449,080	136,093	1,234,689	1,059,946

Operating Loss	(434,059)	(136,093)	(1,181,947)	(1,059,946)

Other Income (Expenses)
Interest Income	-	814	-	8,412
Gain on Sale of Securities	-	-	3,279	-
Interest Expense	(113,101)	-	(125,271)	(270)
Total Other Income (Expense)	(113,101)	814	(121,992)	8,142

Net Loss before Income Taxes	(547,160)	(135,279)	(1,303,939)	(1,051,804)
Provision for Income Taxes	-	800	800	800
Net Loss	$(547,160)	$(136,079)	$(1,304,739)	$(1,052,604)

Loss Per Share-Basic and Diluted	$(0.03)	$(0.01)	$(0.08)	$(0.08)

Weighted Average Number of Shares	16,486,984	14,114,999	16,486,984	13,536,389

The accompanying notes are an integral part of these interim unaudited financial statements

UKARMA CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)
For the nine months ended September 30, 2007, and 2006

	For nine months ended
	September 30,
	2007	2006
Cash Flow from Operating Activities:
Net loss	$(1,304,739)	$(1,052,604)
Adjustment to reconcile net loss to
net cash used by operating activities:
Depreciation	1,235	-
Amortization of production costs	64,896	-
Issuance of stock for services	152,360	126,146
Stock option expenses	142,543	70,462
Stock warrant expenses	110,437	488,154
Non-cash interest expense	104,073	-
Gain on sale of investment	(3,279)	-
(Increase) Decrease in:
Prepaid expenses	71,919	(6,264)
Inventory	(25,392)	-
Capitalized production costs	(41,084)	(321,135)
Deposit	-	6,800
Increase (Decrease) in:
Accounts payable	(12,767)	66,241
Accrued expenses	83,019	(18,200)
Net Cash Used by Operating Activities	(656,779)	(640,400)

Cash Flow from Investing Activities:
Purchase of property and equipment	(8,711)	-
Sale of investment	8,279	-
Patent	-	(10,358)
Net Cash Used by Investing Activities	(432)	(10,358)

Cash Flow from Financing Activities:
Bank overdraft	77,729	-
Proceeds from notes payable	50,000	-
Proceeds from officer advances	308,630	-
Stock subscriptions	117,950	-
Repayments to officer advances	-	(3,028)
Proceeds from sale of stock	-	135,000
Net Cash Provided by Financing Activities	554,309	131,972

Net Decrease in Cash	(102,902)	(518,786)

Cash Balance at Beginning of Period	102,902	739,843

Cash Balance at End of Period	$-	$221,057

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-
Noncash Investment and Financing Activities:
Unrealized gain (loss) on marketable securities	$-	$6,000
Conversion of notes payable and accrued interest into
common stock	$260,186	$-

The accompanying notes are an integral part of these interim unaudited financial statements

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

uKarma Corporation develops and markets proprietary branded personal health and wellness products, including fitness DVDs, nutraceuticals, and mind, body, and spirit goods and services, for fitness and health-conscious consumers. The company’s product lines target the rapidly growing tens of millions that are seeking to enrich their physical, spiritual and mental wellness.

Through infomercials and other marketing initiatives, uKarma launched its initial products. The goal of the infomercials are to generate initial working capital, and build a community of loyal customers. From there, the company will expand its product offerings into proprietary branded products primarily within the fitness/wellbeing multimedia and nutraceutical markets. As the brand image builds, the company intends to extend its brand systematically to other complementary consumer products that meet its stringent product guidelines and are consistent with its message of “total health and happiness for oneself and others.”

The company began to generate revenue in the second quarter of 2007; accordingly, the Company ceased its development stage status commencing April 1, 2007.

Presentation of Interim Information: The accompanying financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007, and 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form SB-2 for the year ended December 31, 2006.

The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2007 and for the three and nine months ended September 30, 2007, and 2006 have been made. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

Stock Based Compensation: Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $142,543 and $70,462 for nine months ended September 30, 2007 and 2006, respectively.

New Accounting Pronouncements: In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), Definition of Settlement in FASB Interpretation No. 48.  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB’) issued Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

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

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its financial statements.

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

Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - AVAILABLE-FOR-SALE SECURITIES

In June 2007, the Company sold its minority equity investment in a publicly traded company and recognized a gain of $3,279.

The aggregate fair market value of the securities was $17,000 as of December 31, 2006. The gross unrealized holding gains related to the investment as of December 31, 2006 was $12,000.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Legal Retainer	$-	$67,513
Prepaid Royalties	25,594	30,000
	$25,594	$97,513

NOTE 5 - PRODUCTION COSTS

The Company capitalized costs incurred for recording seven fitness videos’ master copies. As of September 30, 2007, total costs of $692,312 were capitalized. All costs consisted of in-production costs only.

Commenced on the second quarter of 2007, the costs were amortized on a straight-line method over the estimated life of the recorded performances, which is five years. The Company recorded an amortization expense of $64,896 for the nine months ended September 30, 2007.

NOTE 6 - PATENT

The Company filed for a patent for three proprietary yoga mates, which it believes provide unique functions and benefits compared to yoga mates currently in the market. Through to date, the patent is still pending for approval.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Accrued Compensation	$59,496	$-
Accrued Professional Fees	8,962	10,000
Accrued Interest	7,195	978
Employee Reimbursable	7,358	-
Accrued Income Tax	1,600	800
Total Accrued Expenses	$84,611	$11,778

NOTE 8 - NOTES PAYABLE

During the nine months ended September 30, 2007, the Company entered into debt agreement with two unrelated parties and received an aggregate amount of $50,000 at an interest rate of 7% per annum payable on demand.

On August 14, 2007, all the notes payable and related accrued interest of $1,038 was converted into common shares (See note 10).

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated other comprehensive income (loss) consists of the unrealized gain on available-for-sale securities only. The components of comprehensive loss were as follows:

	For three months ended		For nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Loss	$(547,160)	$(136,079)	$(1,304,739)	$(1,052,604)
Other Comprehensive Income (Loss):
Unrealized gain on available-for-sale securities	-	-	-	6,000
Comprehensive Loss	$(547,160)	$(136,079)	$(1,304,739)	$(1,046,604)

The Company did not have other comprehensive income for the three and nine months ended September 30, 2007.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS’ EQUITY

On August 6, 2007, the Company offered to sell up to 7,147,857 shares of common stock in a direct public offering, at $0.35 per share. As of September 30, 2007, the Company received $117,950 and sold 337,001 shares of the Company’s common stock. The shares will be issued in the forth quarter.

During the nine months ended September 30, 2007, the Board of Directors of the Company approved the issuance aggregate of 592,926 shares of Company’s common stocks to various providers in consideration of their services to the Company. The shares were valued and charged to operations at a price of $0.25 to $0.35 per share or $152,360 of total. The valuation was based on the 2006 private placement offering price of $0.25 per share, and the current selling price of the stock at $0.35 per common share.

On August 14, 2007, the CEO agreed to convert $209,148 worth of his loans to the Company ($200,000 principal plus $9,148 accrued interest) into 836,592 shares of the Company’s Common Stock. In addition, on August 14, 2007, two unrelated parties agreed to convert $51,038, including accrued interest, worth of their notes payable into 204,151 shares of the Company’s Common Stock. The Board of Directors of the Company approved such conversions on August 14, 2007. The conversion was based on $0.25 per share; however, since the selling price of each share of the Company’s common stock was being sold at $0.35 per share, the difference, for an aggregate of $104,073, was charged against interest expense.

On June 29, 2006, the Board of Directors approved a private placement offering. Pursuant to this offering the Company is to offer up to $2 million of its common stocks to accredited investors. The stocks were sold at $0.25 per unit. Each unit consists of one common stock and one stock warrant to purchase the Company’s common stock at $1 per share. The warrants expire in five years after the dare of issuance. As of September 30, 2006, the Company sold 540,000 shares of common stock and received net proceeds of $135,000 under the 2006 offering. The offering was closed at the end of the year.

NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For nine months ended
	September 30,		September 30,
Numerator:	2007	2006	2007	2006
Net Loss	$(547,160)	$(136,079)	$(1,304,739)	$(1,052,604)
Denominator:
Weighted Average of Common Shares	16,486,984	14,114,999	16,486,984	13,156,389

Basic and Diluted Net Loss per Share	$(0.03)	$(0.01)	$(0.08)	$(0.08)

As the Company incurred net losses for the three and nine months ended September 30, 2007, the effect of dilutive securities totaling 2,914,286 and 2,004,762 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three and nine months ended September 30, 2006, the effect of dilutive securities totaling 500,000 and 500,000 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 11 - NET LOSS PER SHARE (continued)

There were also 5,827,000 and 10,415,000 shares out-of-money stock options and warrants excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2007 and 2006, respectively, because their exercise prices were greater than the average fair market price of the common stock.

NOTE 12 - 2006 STOCK OPTION PLAN

On January 1, 2006, the Board of Directors approved and adopted the 2006 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers. Generally, all options granted expire ten years from the date of grant. All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options were granted. It is the policy of the Company to issue new shares for stock option exercised and restricted stock, rather than issued treasury shares. Options generally vest over ten years. The Plan reserves 7,500,000 shares of common stock under the Plan and shall be effective through December 31, 2015.

A summary of the status of stock options issued by the Company as of September 30, 2007 and 2006 is presented in the following table:

	2007		2006
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,250,000	$0.20	-	$-
Granted	-	-	5,250,000	0.20
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at end of period	5,250,000	$0.20	5,250,000	$0.20

Exercisable at end of period	2,083,334	$0.20	-	$0.20

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

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 12 - 2006 STOCK OPTION PLAN (continued)

The following table sets forth additional information about stock options outstanding at September 30, 2007:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$ 0.20	5,250,000	8.03	$0.20	2,083,334
	5,250,000	8.03	$0.20	2,083,334

As of September 30, 2007, there was $566,102 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.2 years.

NOTE 13 - STOCK WARRANTS

On January 26, 2007, March 13, 2007, and March 29, 2007, the Company issued stock purchase warrants to the CEO of the Company for the right to purchase 200,000, 250,000, and 125,000 shares of the Company, respectively, at the price of $0.25 per share. The warrants shall have a term of five years from the date of stocks issued. The warrants were valued at $0.19 per share using the Black-Scholes option pricing model.

On March 1, 2006, the Company issued stock purchase warrants to a service provider for the right to purchase 250,000 shares of the Company’s common stock at the price of $1 per share. The warrants shall have a term of five years from the date of warrants issued. The warrants were valued at $0.11 per share using the Black-Scholes option pricing model.

On April 14, 2006, the Company issued stock purchase warrants to each of the investors who had participated in the Company’s 2004 private offering for the right to purchase an equal number of shares at the price of $1 per share with mandatory exercise provision when the Company’s stock trades at $1.50 or higher for five consecutive days. The warrants shall have a term of five years from the date of stocks issued. The warrants were valued at $0.11 per share using the Black-Scholes option pricing model.

The assumptions used in the Black-Scholes option pricing model are as follows:

	September 30,
	2007	2006
Weighted average fair value per option granted	$0.19	$0.11
Risk-free interest rate	4.60%	4.40%
Expected dividend yield	0.00%	0.00%
Expected lives	5.00	5.00
Expected volatility	100.00%	100.00%

The Company recognized $110,437 and $488,154 stock warrants expense for the nine months ended September 30, 2007 and 2006, respectively.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 14 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007, the Company entered into various debt agreements with the CEO of the Company, and received loans from its CEO for an aggregate amount of $308,630 at an interest rate of 7% per annum payable on demand. During the 3rd quarter, the CEO converted $200,000 of principal loans into the Company’s common stock. As of September 30, 2007, the Company had loans payable to the CEO of the Company for $208,630 and accrued interest payable for the related loans of $7,195.

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

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company received $960,550 for 2,744,431 stock subscriptions.

On October 12, 2007, the Company repaid $25,000 of the officer advances.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Report. In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results may differ from these estimates under different assumptions or conditions. References to “we”, “our”, “us” or the “Company” are to uKarma Corporation, a Nevada corporation.

Overview

We are an early stage company that develops and markets proprietary branded personal health and wellness products, including yoga and fitness DVDs, nutraceuticals, and other products targeting the MBS (Mind/Body/Spirit) consumer. We have generated no revenues since inception through the first quarter of 2007. We began to generate revenue during the second quarter of 2007 and have generated approximately $75,366,000 in revenues to date. We incurred net losses of approximately $33,535 in 2004, $122,488 in 2005, and $1,397,922 in 2006. As of September 30, 2007, we had an accumulated deficit of $2,867,212. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

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

Plan of Operation

As of September 30, 2007, we had a negative working capital. To satisfy prior working capital needs while our SB-2 registration was pending, our CEO Bill Glaser loaned funds to the Company. During the 3rd quarter, Mr. Glaser loaned $20,051 to the Company.  Mr. Glaser loaned a total of $308,630 for the 9 months ending on September 30, 2007 and a total of $408,630 in aggregate.  During the 3rd quarter, Mr. Glaser converted $200,000 of principal loans into the Company’s common stock.  The Company also repaid $25,000 to Mr. Glaser during the quarter. Since September 30, 2007, we have raised $960,550 via stock sales pursuant to our effective SB-2 registration statement. We plan to continue to raise sufficient capital via the sale of our common stock, however there is no guarantee that we will be able to meet current working capital needs if we do not receive additional capital.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to market, and distribute our Xflowsion DVDs, whether or not a market develops for our products and, if a market develops, the pace at which we are able to sell our products. It will also depend on our ability to raise capital through debt or equity financings.

We have fully incurred the production cost of our Xflowsion DVD series and the production costs of our infomercial (final payment was made after September 30, 2007), and plan to make financial investments in marketing over the next six months. We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months beginning on October 1, 2007 will be approximately $685,000 as follows:

•	$60,000 in auditor and legal fees;

•	$75,000 for the production costs of three DVDs for use in continuity plans;

•	$150,000 for the production of our infomercial and short-form TV commercials;

•	$100,000 initial media buying expenses; and

•	$300,000 general and administrative costs.

As of September 30, 2007, we had cash equivalents of $50,986. We believe that the capital we have raised via stock sales pursuant to our effective SB-2 registration statement should be sufficient to meet our capital requirements over the next 12 months, however we will continue to seek additional capital as the amount of capital raised to date does not ensure our capital requirements . Our intention is to obtain this money through the continued sale of our common stock pursuant to our effective SB-2 registration statement and/or other debt/equity financings. As of the date of this Report, we have fully paid for our initial product inventory for 10,000 Xflowsion DVD units as well as all branding, web development, DVD production, editing, and DVD authoring costs.

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

Our ultimate existence is dependent upon management's ability to develop profitable operations. We are in the process of marketing our first DVD series. We have negotiated an infomercial production arrangement with Caudill and Associates to produce a 30 minute infomercial along with a 60 second and 120 second TV commercials. The first version of such infomercial was completed in May 2007. We aired the infomercial for one week during May 2007 on TV stations throughout the United States. We plan to re-air the infomercial after various edits are made. Such edits and additional filming are expected to be completed in either December 2007 or January 2008. We plan to test-market the infomercial during the 2-3 months following Caudill’s editing. During the test-marketing of the infomercial, we will test different pricing (the May airing of our infomercial had a pricing for the Xflowsion DVD series of three payments of $19.95 or $59.85 plus $12.95 shipping and handling), as well as continue to edit the infomercial in an effort to elicit the greatest response We also engaged Synthesis Marketing to develop logo and brand identities for uKarma and Xflowsion, develop websites for uKarma and Xflowsion, author our Xflowsion DVD series, and design packaging for our Xflowsion DVDs. All of these activities by Synthesis, with the exception of completing the uKarma website, were completed in June 2007. The uKarma website is expected to be completed and operational during November or December 2007.

During the next 6-9 months, we intend to raise additional capital through the sale of our common stock pursuant to our effective SB-2 registration or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

We intend to spend approximately $500,000 over the course of the next year, mainly in the areas of media air time costs, administration, legal, accounting, and marketing. However, if we are successful in raising more than $1,000,000 pursuant to this public offering or by financing the cost of media buying expenses, we intend to increase our spending in the areas of production and marketing, and introduce other multimedia products.

We intend to enter into agreement with fitness and wellness instructors to perform on screen for DVDs we intend to produce. In some instances, we may be required to offer these fitness instructors a royalty percentage of future sales. Because we are trying to keep our production and marketing costs at a minimum, we may offer royalty percentages of sales to such instructors as well as to other service providers such as telemarketing, fulfillment, and infomercial production. We anticipate that we may owe as much as 10% or more of our gross revenues in royalties to performers, of our DVDs and other service providers involved in marketing our products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions.

Item 3.  Controls and Procedures

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007, the Company’s Chief Executive Officer, who is also our acting Chief Financial Officer, believes that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against us. From time to time, we may be involved in litigation relating to claims arising out of operations in the normal course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 14, 2007, our CEO agreed to convert $209,148 worth of his loans to the Company ($200,000 principal plus $9,148 accrued interest) into 836,592 shares of the Company’s Common Stock. In addition, on August 14, 2007, two unrelated parties agreed to convert $51,038, including accrued interest, worth of their notes payable into 204,151 shares of the Company’s Common Stock. The issuances were exempt from registration requirements in reliance on section 4(2) of the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws of the small business issuer, as currently in effect (1)

4.1	Form of Warrant (1)

10.1	2006 Stock Plan (1)

10.2	Employment Agreement between the Small business issuer and Bill Glaser dated January 1, 2006 (1)

10.3	Consulting Agreement between the Small business issuer and Eric Paskel dated April 19, 2006 (1)

10.4	Consulting Agreement between the Small business issuer and Craig Kulman dated February 13, 2006 (1)

10.5	Consulting Agreement between the Small business issuer and Len Panzer dated February 28, 2006 (1)

10.6	Consulting Agreement between the Small business issuer and Jeremy Koff dated May 5, 2006 (1)

10.7	Production Agreement between the Small business issuer and The Tribal Vision Group, LLC d/b/a Yoga Tribe and Culture Productions dated June 15, 2006 (1)

10.8	Marketing Agreement between the Small business issuer and Synthesis Marketing dated October 11, 2006 (1)

10.9	Marketing Agreement between the Small business issuer and Much and House Public Relations dated October 11, 2006 (1)

10.10	Production Agreement between the Small business issuer and Caudill and Associates dated November __, 2006 (1)

10.11	Option Agreement between Fred Tannous and Bill Glaser dated January 17, 2005 (1)

10.12	Promissory Note issued to Bill Glaser dated November 10, 2006 (1)

10.13	Promissory Note issued to Bill Glaser dated January 26, 2007 (1)

10.14	Warrant issued to Bill Glaser dated January 26, 2007 (1)

10.15	Promissory Note issued to Bill Glaser dated March 13, 2007 (2)

10.16	Common Stock Warrant issued to Bill Glaser dated March 13, 2007 (2)

10.17	Demand Promissory Note issued to Bill Glaser dated March 29, 2007 (2)

10.18	Common Stock Warrant issued to Bill Glaser dated March 29, 2007 (2)

10.19	Demand Promissory Note issued to Bill Glaser dated April 30, 2007 (2)

10.20	Promissory Note issued to Mark Abdou dated June 26, 2007 (2)

10.21	Common Stock Purchase Warrant issued to Mark Abdou dated June 26, 2007 (2)

10.22	Amendment to Option Agreement dated July 9, 2007 (3)

10.23	Notice of Exercise of Option dated July 9, 2007 (3)

10.24	Demand Promissory Note issued to Bill Glaser dated July 23, 2007(3)

10.25	Conversion Agreement between the small business issuer and Bill Glaser dated August 14, 2007 (4)

10.26	Video Distribution Agreement dated September 25, 2007 (5)

10.27	Abdou Conversion Agreement dated August 27, 2007*

10.28	McDonald Conversion Agreement dated August 27, 2007*

31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Executive Officer *

31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Financial Officer *

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

(1)	Incorporated herein by reference to Form SB-2 filed with the SEC on February 12, 2007.

(2)	Incorporated herein by reference to Form SB-2 Amendment No. 1 filed with the SEC on June 28, 2007.

(3)	Incorporated herein by reference to Form SB-2 Amendment No. 4 filed with the SEC on August 6, 2007.

(4)	Incorporated herein by reference to Form 10-QSB filed with the SEC on August 20, 2007.

(5)	Incorporated herein by reference to Form 8-K filed with the SEC on October 4, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UKARMA CORPORATION

Dated November 19, 2007	By:	/s/ Bill Glaser
Name: Bill Glaser
Title: Chief Executive Officer (Principal Executive Officer); Chief Financial Officer (Principal Financial Officer); and Chairman of the Board