Form 10KSB
period 2007-12-31
uKARMA CORP
filed 2008-04-15
CIK 1389115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number 333-140633

UKARMA CORPORATION
(Name of small business issuer in its charter)

NEVADA	68-048-2472
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

520 Broadway, Suite 350
Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (310) 998-8909

Securities registered under Section 12(b) of the Exchange Act: none
Securities registered under Section 12(g) of the Exchange Act: none

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $ 82,427

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: None.

Explanatory Note: Issuer’s Registration Statement on Form SB-2 was declared effective on August 9, 2007. Subsequent to that time, a public market has not developed for Issuer’s common stock. Issuer’s common stock is not listed, traded or quoted on any national or regional stock exchange, market or quotation system.

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 8, 2008: 21,917,390 shares of common stock.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Forward Looking Statements

This Form 10-KSB contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

uKarma is a development stage company that plans to develop and offer products designed to appeal to customers who value healthy lifestyles and personal development. These customers are increasingly seeking ways to regain control of their health by reducing stress, losing weight, improving diet, enhancing their relationships, and becoming more fit in mind, body and spirit (“MBS”). The initial focus of our business is to develop and commercialize instructional and motivational yoga and fitness DVDs and other wellness videos. Ultimately, we plan to build a mainstream brand and lifestyle resource that provides health-conscious consumers with enabling products solutions including all aspects of multimedia, as well as, proprietary nutraceuticals and other complementary products.

History and Development of the Company

We were incorporated on June 26, 2001 as a Nevada corporation, and changed our name from Om Capital Corporation to uKarma Corporation on April 20, 2004. Since we changed our name, our primary business focus has been to become a brand name provider of personal health and wellness oriented products targeting consumers. The initial focus of the business is to develop and commercialize instructional and motivational fitness and wellness videos. Ultimately, we plan to build a mainstream brand and lifestyle resource that provides health-conscious consumers with appealing products and services.

Industry Overview

The healthy lifestyles and personal development industry has grown in the last few years to become a multi-billion dollar industry representing products in many different segments. According to LOHAS (Lifestyles of Health and Sustainability -www.lohas.com/about.htm), the healthy lifestyle sector of the marketplace includes natural organics; nutritional products; food and beverage; dietary supplements; and personal care products. LOHAS (www.lohas.com/about.htm) defines the personal development segment of the marketplace to include mind, body, and spirit products such as CDs, books, tapes, seminars, and yoga, fitness, weight loss, and spiritual products and services.

·
Americans now spend up to $27 billion annually on yoga products (as reported by NAMASTA, the North American Studio Alliance, http://www.namasta.com/, http://www.bikramyoga.com/News/TheColoradoan071005.htm), with the average yoga consumer spending an estimated $1,500 per year (http://www.yogajournal.com/views/769.cfm).

·
Total U.S. sales for nutraceutical or dietary supplement products alone were estimated to be $77 billion in 2002 (http://www.mindbranch.com/listing/product/R151-121.html). The term nutraceutical was coined in 1989 by the Foundation for Innovation in Medicine and is defined as any ingestible substance that may be considered a food or part of a food that provides health benefits.

The instructional fitness DVD industry is highly competitive. According to Nielsen media research, DVD fitness titles sales rated by Nielsen VideoScan reported in March 2004 that DVDs represented 51% of the sales for the top 30 fitness titles. Over the past few years, the most popular fitness DVD titles have related to pilates and yoga. USA Today reported that, according to Video Store Magazine Market Research, of the top 10 selling DVD fitness titles of 2003, No. 1 in the top ten is Leslie Sansone: Walk Away the Pounds: (168,000 Units) followed by #2 The Method Pilates Target Specific: (150,000 Units); #3 The Method Pilates: (120,000 Units); #4 Pilates Conditioning for Weight Loss: (117,000 Units); #5 Pilates for Dummies: (168,000 Units); #6 Crunch: Pick Your Spot Pilates: (105,000 Units); #7 Darrin's Dance Grooves: (91,000 Units); #8 Cheer: (80,000 Units); #9 The Firm: Total Body Super Cardio Mix: (73,000 Units); #10 Yoga Conditioning for Weight Loss: (72,000 Units).

Our Business

We intend to become a provider of healthy lifestyle products by providing goods and services to consumers who are increasingly seeking ways to regain control of their health by reducing stress, losing weight, improving diet, enhancing their relationships, and becoming more fit in body, mind and spirit. The initial focus of the business is to develop and commercialize instructional and motivational fitness and wellness videos.

Since April, 2004, we have developed our business plan and identified and developed ideas for products and services that would appeal to the “wellness” oriented consumer. In March 2006, we decided to pursue the production, distribution and marketing of yoga/fitness instructional DVDs. We believe a mass-marketed yoga/fitness DVD series represents an untapped opportunity due to: (1) limited use of infomercials for the yoga segment; (2) inferior production quality of many prior fitness DVDs; (3) lack of world-class charismatic teachers with trained acting experience; and (4) inability of prior yoga DVDs to communicate clinically demonstrated benefits of yoga.

To launch our brand, we are seeking to market a yoga/fitness DVD series and realize the success seen by DVDs such as WINSOR PILATES® or Billy Blanks TAE BO®. We intend to generate revenues through the sale of such fitness DVDs initially, and then commence sales of our proprietary and patent pending yoga mats and other complementary products. As of March 2006, and after gathering information on holistic health, exercise, nutrition, exercise video, yoga and fitness industries and having reviewed fitness videos and DVDs produced by our competitors, we identified the areas in which we intend to begin production of DVDs, which are yoga and fitness. From March 2006 to July 2006, we planned the format for our first DVDs, including the length and descriptions of various segments. During this time we also reviewed resumes of potential fitness instructors to write or star in our planned DVDs as well as reviewing resumes of potential service providers, such as directors, musicians, and production personnel. We hired such personnel by July 2006 and shot seven separate yoga and fitness workout DVDs in Hollywood, California during July 2006. In November 2006, we engaged Caudill and Associates, Inc. to produce a 30-minute infomercial, as well as one 60-second and one 120-second television spot, to market our DVDs. The first version of the infomercial was completed in May 2007. After test-marketing that version of our infomercial, we recognized the need to shoot additional footage and to reedit it before airing it again. Due to capital constraints, we had to wait until our SB-2 registration was declared effective by the SEC in order to raise capital. Our SB-2 registration was declared effective on August 9, 2007, and we focused the remainder of 2007 raising capital and preparing to update our infomercial and implement our marketing strategy in early 2008.

We will launch our brand by producing and marketing a series of yoga/fitness instructional videos through direct response channels (i.e., infomercials) and subsequently though mass market retail. Our initial DVDs are expected to appeal to fitness conscious audiences, of which 16.5 million individuals practice yoga, according to Yoga Journal, and spend an estimated $27 billion annually on yoga products (as reported by NAMASTA, the North American Studio Alliance, http://www.namasta.com/, http://www.bikramyoga.com/News/TheColoradoan071005.htm), and a significant portion of the 108 million Americans who are overweight and obese and seeking a healthier, more balanced lifestyle.

The brand of our DVD series is called Xflowsion for which a trademark was filed on November 16, 2006. Our host for the Xflowsion DVD series is Eric Paskel, an expert yoga/fitness instructor and former actor,. We executed an agreement with Mr. Paskel for a three-year exclusive term. Pursuant to the terms of the agreement Paskel is to: (1) provide consulting and advisory services; (2) appear in the Company’s yoga, health and/or wellness DVDs, video, television/cable, multimedia (including without limitation streaming video, podcasting, etc.) and/or other audio/visual yoga projects (collectively, “Projects”); (3) assist in the scriptwriting for the Projects (e.g., classes, interviews and introductions); (4) participate in the Projects’ rehearsals, shooting/filming and post-production thereof (e.g., editing, voiceovers, re-shooting, etc); and (5) assist in the promotion and marketing of the Projects as reasonably requested by the Company (including, without limitation, appearing in a long-form infomercial (30 minutes), a 2-minute and/or 30-second television spot, print advertisements and other forms of marketing. We hope to create brand recognition for Mr. Paskel similar to the celebrity recognition for other fitness such as Billy Blanks, known for the “TAE BO” videos.

Our Xflowsion videos are expected to be sold initially via a 30-minute infomercial that will feature many supporting testimonials and celebrity endorsements. We anticipate that infomercial sales will be used to generate working capital and build a community of loyal customers. Thereafter, we intend to expand our offerings into complementary proprietary branded products primarily within the fitness/wellness markets, including: our patent-pending yoga mats, other multimedia products (such as pod casting, web broadcasts, and TV production), and clinically tested nutraceuticals.

Distribution, Sales and Marketing

As we build our customer base through the initial infomercials, we expect to increase brand equity and growth through additional complementary product offerings, such as our patent-pending yoga mats and later, nutraceuticals. While infomercials will be the initial focus for our channel distribution strategy, we expect to early on sell our products through additional channels, including retail. We initially offered our Xflowsion DVD series for sale in May 2007 for $39.95 plus $9.95 shipping and handling. This pricing was made available to those who had previously registered on www.xflowsion.com. The pricing for the Xflowsion DVD series was offered for 3 payments of $19.95 or $59.85 plus $12.95 shipping and handling when our infomercial ran in May 2007. When we re-air our infomercial, we will also test different pricings to determine the most effective pricing. Up-selling, or the attempt to sell additional products and services at the point-of-purchase, is anticipated to be used extensively in both infomercial and web-based sales. Essential to our brand extension strategy will be to maintain the focus and integrity of the brand as we expand beyond our initial product entry.

Specifically, we expect to pursue the following brand and channel strategies:

DVD Continuity Programs

We plan to offer to our customers who purchase the initial Xflowsion DVD series (in response to the infomercial either via the call center or website) the opportunity to participate in an exclusive continuity program whereby the customer will receive one new DVD every 1-2 months. We priced the Xflowsion continuity program at $19.95 plus $5.95 shipping and handling for each DVD. According to Koeppel Direct (http://www.koeppeldirect.com/marketing-mistakes-feb2006.htm), as a general guide, infomercial campaigns can expect 30-40% of consumers to enroll in a continuity program, with memberships averaging 3-6 months. We anticipate producing multiple DVDs for its continuity program every quarter. Since we shot and edited a total of 7 Xflowsion DVDs already, and are selling 4 workout DVDs in our current Xflowsion DVD series, we currently have 3 Xflowsion DVDs available for our continuity program.

Web-based Sales

We believe that our websites, www.xflowsion.com and www.uKarma.com, will be an integral component of our direct response television marketing (DRTV) campaigns. Koeppel Direct estimates that between 15-50% of DRTV purchases are now occurring on the web due to the high percentage of people who surf the Internet and watch TV concurrently. Koeppel Direct also estimates that approximately 50% of U.S. homes now have a high-speed broadband connection, enabling prospective customers to easily view short clips of the infomercial or selected video and lead them to a purchase decision. The website may also serve as a tool to further educate the consumer about our products and its benefits. Current traffic to www.xflowsion.com has been generated as a result of receiving press coverage (www.xflowsion.com/press.html). We expect to drive additional traffic via the airings of our infomercial, additional press coverage, and via online marketing including SEO (search engine optimization), banner advertisements, and email marketing.

Paid Subscription Services

Once we reach a critical mass of customers (approximately 50,000 unique individuals) through our infomercial and begin to drive customers to our website through other marketing activities, we expect to offer an online subscription service to paying members. The service may offer customers updated content on health tips, yoga poses, healthy recipes, bulletins, live chats with instructors, etc. We anticipate this program will begin sometime in late 2008 and be priced at $9.95 per month.

Viral Marketing

In order to grow our database, we expect to use viral marketing (marketing techniques that use pre-existing social networks to produce increases in brand awareness, through self-replicating viral processes), such as offering daily inspirational messages to our prospective customers who select this available service. These opted-in services are effective tools from which to then offer products and services, and also advertise third-party paid sponsors. Alternatively, for an annual membership fee, those who sign up for the service receive sponsor-free word-a-day emails. We plan to offer such daily email services in the second half of 2008. We also plan to engage a firm specializing in online word of mouth marketing to promote the Xflowsion DVD product online. We will engage a firm that is a member of WOMMA (word of mouth marketing association - www.womma.org). Such firms typically charge between $5,000 - $40,000 per month to publicize products in online blogs and chat rooms. We expect to engage such a firm in the second half of 2008 on a trial-basis (one month agreement) for between $10,000 to $20.000 per month.

Affiliate Programs

The uKarma Affiliate Partner Program is intended to allow our partners to earn a commission by promoting uKarma products and/or brand links (text, images, banners, products) on Affiliate websites. We are expected to provide affiliates with a range of banners, coupons, product links for each product. Using web-based technology, we will be able to track visitors from each Affiliate site. Affiliate sites could include online yoga and fitness journals (i.e., www.yogajournal.com), as well as sites dedicated to selling products from infomercials (i.e., www.asseenontv.com). We have been in dialog with Linkshare (www.linkshare.com) and Pepperjam (www.pepperjam.com) to set up and market Xflowsion to their affiliate networks. We plan to engage an affiliate marketing company during the second or third quarter of 2008.

Retail Sales

Our DRTV campaign will be designed to be integrated with a retail strategy such that the infomercial helps drive retail sales and build awareness for our product among consumers. We are expected to take our DRTV DVD products to retail 3-6 months after the commencement of the TV campaign or when TV sales begin to drop off. In general, retail sales for a DRTV product can ultimately amount to 5-10 times television sales. uKarma plans to sell to retailers that match its demographics, such as Whole Foods, Wild Oats, Borders, Bed Bath and Beyond, and yoga studios. Instead of building an internal sales force for retail sales, we will likely engage a distributor that specializes in fitness oriented DVDs. We expect to sell the Xflowsion DVD products in retail by late 2008 or early 2009.

Product Development

Relationship-oriented DVDs

We plan to offer complementary products within our target categories after we have enough customers (approximately 10,000 customers) to warrant such product extensions. We expect to develop additional bundles of DVDs within the fitness and personal development segments. The timing of this will depend on the timing of our market penetration with Xflowsion; we anticipate, however, creating other DVDs related to relationships sometime in late 2008. We plan to produce and market a series of DVDs on developing and maintaining healthy relationships. As a result of Eric Paskel’s educational and clinical expertise in this area including an advanced degree in clinical psychology and background in family therapy, he is extremely well suited to cross-over effectively from his yoga/fitness DVDs to this arena. Each relationship DVD will likely have a retail price of $19.95.

Yoga Mats

One product that we plan to launch is our series of yoga mats based on our patent-pending designs. These mats are currently in development and targeting a market release in 2008. Unlike yoga mats available today, we expect to offer a series of mats with features not currently offered with yoga mats currently being sold in the marketplace. We are currently in dialogue with manufacturers to develop prototypes of our proprietary yoga mats and expect to have our first prototype developed in the second quarter of 2008 for market introduction by late 2008.

Additional Multimedia Offerings

After we have built a strong customer base and establish Eric Paskel as a branded yoga/fitness instructor, we plan to extend our media offerings into pod casting, web broadcasting, and TV production. For TV productions, we will consider developing and producing original content of shows that are uplifting and inspirational, as well as fitness/workout formats, and reality shows focusing on the behind the life of a yogi or guru. We had an offer for Mr. Paskel to appear in the “Biggest Loser” television program airing on NBC, however declined due to NBC’s insistence on controlling Mr. Paskel’s name and likeness. The “Biggest Loser” opportunity has created other potential television opportunities that we are currently pursuing.

Acquisition/Rebrandings

We will seek out products and services that are consistent with our vision and business objectives for possible acquisition and re-branding through repackaging. This strategy may enable us to get to market more quickly with several product offerings, particularly complementary accessories and nutraceuticals. Moreover, we plan to identify and possibly acquire synergistic companies that have innovative complementary products, strong management, and solid distribution channels that will forward our growth.

Competition

We believe that the “mind, body and spirit” market is comprised of very few large competitors and also comprised of small, local and regional businesses. Some of our competitors have greater financial and marketing resources and greater brand recognition. Some smaller competitors may be able to more effectively personalize their relationships with customers, thereby gaining a competitive advantage. The largest and most similar competitor within this market is Gaiam, Inc. (NASDAQ: GAIA). Gaiam is a lifestyle media company that creates media, information and products for individuals who seek to live healthier, more rewarding and sustainable lifestyles.

There are numerous small, privately held companies in the lifestyle media space that offer yoga, spiritual, and personal development DVDs, among others. These companies include: Acorn Media Group (owned by Acacia), Sounds True, Revolution, and Fitness Organica. These companies offer mind, body and spirit products while being committed to being socially and environmentally responsible as corporate citizens.

Our fitness DVD sales business will face competition from the many companies that already sell fitness DVDs via infomercials, in chain stores, through smaller retailers and on their own Internet sites or shopping websites such as ebay.com and Yahoo! Shopping. Many of our competitors who produce fitness DVDs will have greater financial and other resources than we do and will be able to promote their products to a greater extent than we will and perhaps have celebrity endorsements or participation that will enable them to attract more buyers. In addition, competing production companies may be able to obtain more or better DVD content and have better promotional campaigns. Also, the extent to which consumers choose to exercise in fitness centers or in other manners without the aid of DVDs may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins.

Although we are entering a market that already contains many experienced companies with greater resources, we believe that we may still be able to compete in the market. We believe that there is room in the marketplace for original fitness DVDs that offer new information and types of exercise that are specifically targeted to groups of people or to people with specific interests. This belief is based on informal research that our management has done on the types of fitness DVDs available for purchase on the Internet and in other locations, compared to discussions with approximately 30 people from various backgrounds and of different demographics regarding the types of fitness DVDs that might appeal to them. We plan to produce and sell fitness DVDs to those mass market and niche markets.

Sources and Availability of Raw Materials

As of the date of this annual report, we have no need for raw materials or suppliers. When we develop our yoga mats we may need raw material suppliers such as an injection molding company contract manufacturer. Our DVDs and CDs that are part of our Xflowsion product offering are replicated by a DVD/CD replication company. We engaged a company to produce an initial order of 10,000 DVD sets and CDs and received such shipment at a fulfillment company that we also engaged to send our product to our customers. Additionally, we engaged a printing company to print the 2 guidebooks and introductory letters that are included in the Xflowsion product. We paid for 10,000 of each printed material which were also sent to our fulfillment company.

Customer Base

As of the date of this annual report, we recently began to market and sell our Xflowsion DVD product. As such, our customer base is limited in size. We currently have approximately 2,000 customers. If we are able to establish a more substantial customer base in the future, we may become dependent on a few major customers or distributors.

Intellectual Property

We have applied for copyright protection for our seven Xflowsion DVDs. We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees and limits distribution of proprietary information. However, we cannot assure you that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require it to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property, which is the subject of the asserted infringement.

We have filed for patent protection for our proprietary yoga mats. Unlike yoga mats available today, we expect to offer a series of mats with unique and proprietary features not currently offered with yoga mats currently being sold in the marketplace.

We have completed filings with the U.S. Patent and Trademark Office in order to protect certain marks, including “uKarma.” We have also filed for trademarks for “Xflowision.” In addition, we have filed for Slogan Mark protection for “The most fun you’ll ever have working out”, “The most fun I’ve ever had working out”, “Mind Blowing fitness for every body”, “Mind Blowing workouts for every body”, “Triple Training”, “Look Great Outside, Feel Great Inside”, and “Ultimate Cross Training for mind body and spirit”. We have also filed trademarks for our DVD titles including “Calm Down Dog,” “The Lean,” “Amazing Abs,” “Body Blast,” and “Kick Butt Yoga.” Our inability or failure to establish rights to these terms or protect our rights may have a material adverse effect on our business, results of operations and financial condition. We also own the copyright in the websites www.ukarma.com and www.xflowsion.com.

Legislation and Government Regulation

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Because we intend to sell our DVDs through the Internet as one of its methods of distribution, we will be subject to rules and regulations around the world which affect the business of the Internet.

Environmental Law Compliance

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Employees

We have no full-time employees, other than our Chief Executive Officer, Bill Glaser. We have hired several consultants to assist with development and marketing of our yoga & fitness related DVDs.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate office is located in approximately 400 square feet of leased office space in Santa Monica, CA. We lease this office space at a monthly base rent of $2,736.00 from Premier Business Centers and rental expenses include base telephone service, conference room access, and reception services. This lease is on a month-to-month term and has a 30-day cancellation provision. We expect that this property will be adequate for our needs for the lease term. We do not have any policies with respect to investments in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is not traded on any public trading market, and the Company is not aware of any market activity in its stock since its inception and through the date of this filing. In November 2007, Empire Financial filed a 15c2-11 application with the Financial Industry Regulatory Authority on behalf of the Company to obtain a trading symbol and begin trading on the Over-the-Counter Bulletin Board. As of the date of this filing, that application is still pending.

Holders

As of April 8, 2008, we had approximately 131 registered holders of our common stock

Dividends

We have never paid any cash dividends. We presently intend to reinvest earnings, if any, to fund the development and expansion of our business and, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future. The declaration of cash dividends will be at the discretion of our board of directors and will depend upon our earnings, capital requirements, financial position, general economic conditions and other pertinent factors.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through December 31, 2007, the most recently completed fiscal year.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	5,250,000 (1)	$0.20	2,250,000 (2)
Total	5,250,000	$0.20	2,250,000

(1)	Includes outstanding options granted pursuant to the Company’s 2006 Stock Option, Deferred Stock and Restricted Stock Plan.
(2)	Includes shares remaining available for future issuance under the Company’s 2006 Stock Option, Deferred Stock and Restricted Stock Plan.

Recent Sales of Unregistered Securities

In October 2007, we issued to Mark Abdou a 5-year warrant to purchase up to 80,000 shares of our common stock at an exercise price of $0.25 per share in connection with a conversion of a Promissory Note issued to Mr. Abdou by the Company on June 26, 2007.

In October 2007, we issued to Mark Abdou 80,952 shares of our common stock in connection with a conversion of a Promissory Note issued to Mr. Abdou by the Company on June 26, 2007.

In October 2007, we issued to Alicia McDonald 123,199 shares of our common stock in connection with a conversion of a Promissory Note issued to Ms. McDonald by the Company on April 10, 2007.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this annual report. In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this annual report.

Overview

We are an early stage company that develops and markets proprietary branded personal health and wellness products, including yoga and fitness DVDs, nutraceuticals, and other products targeting the MBS (Mind/Body/Spirit) consumer. We have generated no revenues since inception through the first quarter of 2007. We began to generate revenue during the second quarter of 2007 and have generated approximately $82,427 in revenues to date. We incurred net losses of approximately $33,535 in 2004, $122,488 in 2005, and $1,397,922 in 2006. As of December 31, 2007, we had an accumulated deficit of $3,412,109. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Since April, 2004, we have dedicated our resources to developing our business plan and producing items that will appeal to the “wellness” conscious consumer, such as yoga and fitness DVDs.  In May 2007, we began to market and sell our initial Xflowsion products. We believe that our success depends upon our ability to successfully produce, market and distribute such products. After test-marketing the initial version of our infomercial, we recognized the need to shoot additional footage and to reedit it before airing it again. Due to capital constraints, we had to wait until our SB-2 registration was declared effective by the SEC in order to raise capital. Our SB-2 registration was declared effective on August 9, 2007, and we focused the remainder of 2007 raising capital and preparing to update our infomercial and implement our marketing strategy in early 2008.

Plan of Operation

We intend to use our current working capital to pay our consultants and other third parties to market our Xflowsion DVDs. To satisfy working capital needs during 2007, our CEO Bill Glaser loaned funds to the Company. On August 16, 2006, Mr. Glaser converted $200,000 of principal plus interest into common stock of the Company. The Company currently owes Mr. Glaser $183,631. To fund ongoing operations, we began to raise capital via the sale of our common stock pursuant to our SB-2 registration that was declared effective on August 9, 2007, but there is no guarantee that we’ll be able to meet ongoing working capital needs if we do not receive an adequate amount of capital from future sales of common stock or receive additional loans.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to market, and distribute our Xflowsion DVDs, whether or not a market develops for our products and, if a market develops, the pace at which we are able to sell our products. It will also depend on our ability to raise capital through debt or equity financings.

Our ultimate existence is dependent upon management's ability to develop profitable operations. We are in the process of marketing our first DVD series. We have negotiated an infomercial production arrangement with Caudill and Associates to produce a 30 minute infomercial along with 60 second and 120 second TV commercials. The first version of such infomercial was completed in May 2007. We aired the infomercial for one week during May 2007 on TV stations throughout the United States. We plan to re-air the infomercial after various edits are made. After raising capital through the sale of common stock pursuant to our SB-2 registered offering, we are currently paid-in-full with Caudill & Assoc. We shot new segments for our infomercial during the first quarter of 2008, and the infomercial is currently being edited and is expected to begin airing in May 2008. We plan to test-market the infomercial during the 2-3 months following Caudill’s editing. During the test-marketing of the infomercial, we will test different pricing (the May 2007 airing of our infomercial had a pricing for the Xflowsion DVD series of three payments of $19.95 or $59.85 plus $12.95 shipping and handling), as well as continue to edit the infomercial in an effort to elicit the greatest response. When the infomercial for our Xflowsion DVD series begins airing, we plan to also initiate our online marketing strategy along with a public relations campaign.

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

We intend to spend approximately $1,350,000 over the course of the next year, mainly in the areas of media air time costs, administration, legal, accounting and marketing. However, if we are successful in raising more than our anticipated capital needs from the sale of common stock or by financing the cost of media buying expenses, we intend to increase our spending in the areas of production and marketing, and introduce other multimedia products. If we raise less than our anticipated capital needs from the sale of commons stock or other financing, we will decrease our spending accordingly.

Known Material Trends and Uncertainties

We intend to enter into agreement with fitness and wellness instructors to perform on screen for DVDs we intend to produce. In some instances, we may be required to offer these fitness instructors a royalty percentage of future sales. Because we are trying to keep our production and marketing costs at a minimum, we may offer royalty percentages of sales to such instructors as well as to other service providers such as telemarketing, fulfillment, and infomercial production. We anticipate that we may owe up to 10% of our gross revenues in royalties to performers, of our DVDs and other service providers involved in marketing our products.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 20005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $190,056 and $188,214 for fiscal year ended December 31, 2007 and 2006, respectively.

New Accounting Pronouncements

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

The Company will apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2007. The Company does not believe the adoption of SAB 108 will have a significant effect on its financial statements.

Results of Operation

Comparison of Fiscal Year Ended December 31, 2007 and December 31, 2006.

The following table sets forth the results of our operations for the periods indicated:

	Fiscal Year Ended December 31,
	2007	2006
	Audited	Audited
Net Sales	$82,427	$ -----

Cost of Sales	22,967	-----

Gross Profit	59,460	-----

Operating Expenses	(1,781,301)	(1,408,384)

Operating Loss	(1,721,841)	(1,408,384)

Interest Income	-----	12,526

Interest Expense	(130,274)	(1,264)

Net Loss Before Income Tax	(1,848,836)	(1,397,122)

Provision for Income Taxes	800	800

Net Loss	(1,849,636)	(1,397,922)

Gross Profit. Gross profit was $59,460 in 2007, an increase of approximately $59,460 from $0 in 2006, during which year we had no net sales and no cost of sales.

Operating Expenses. Operating expenses were $1,781,301 in 2007, an increase of approximately 26% from $1,408,384 in 2006. This was due to producing and test marketing an infomercial and incurring marketing expenses.

Operating Loss. Operating losses were $1,721,841 in 2007, an increase of approximately 22% from $1,408,384 in 2006. This was due to higher expenses relating to the initial marketing of our Xflowsion DVD series.

Interest Income. Interest income was $0 in 2007, a decrease of approximately $12,526 from $12,526 in 2006.

Interest Expense. Interest expense was $130,274 in 2007, an increase of approximately 103% from $1,264 in 2006.

Net Loss. Net loss was $1,849,636 in 2007, an increase of approximately 32% from $1,397,922 in 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had working capital of $288,351. To satisfy current working capital needs, our CEO Bill Glaser loaned funds to the Company. Until we raise sufficient capital via the sale of our common stock, there is no guarantee that we will be able to meet current working capital needs if we do not receive additional loans from either our CEO or other individuals. We have fully incurred the production cost of our Xflowsion DVD series have incurred approximately half of the production costs of our infomercial, and plan to make financial investments in marketing for the next six months. We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months beginning on January 1, 2008 will be approximately $1,350,000 as follows:

General and Administrative	$400,000
Infomercial Production	150,000
Inventory	100,000
Media (Airtime)	100,000
Marketing/Publicity	300,000
Legal	100,000
DVD/CD Production	100,000
Accounting	50,000
Product Development	50,000

As of December 31, 2007, we had cash equivalents of $562,257, which will meet our capital requirements for approximately the next 6 months. We believe that we need approximately an additional $800,000 to meet our capital requirements over the next 12 months. Our intention is to obtain this money through debt/equity financings. As of the date of this annual report, we have fully paid for our initial product inventory for 10,000 Xflowsion DVD units as well as all branding, web development, DVD production, editing and DVD authoring costs, and infomercial production costs.

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

Our independent certified public accountants have stated in their report dated April 12, 2008 included herein that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements and the success of future operations. These factors raise substantial doubts about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

UKARMA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of
uKarma Corporation

We have audited the accompanying balance sheets of uKarma Corporation, FKA, OM Capital Corporation, as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007, and 2006. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of uKarma Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spector and Wong, LLP
Pasadena, California
April 12, 2008

The accompanying notes are an integral part of these audited financial statements

UKARMA CORPORATION

BALANCE SHEETS

	As of
	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$483,564	$102,902
Prepaid expenses	55,146	97,513
Inventory	23,547	-
Available-for-sale securities	-	17,000
Total Current Assets	562,257	217,415

Property and equipment, net of accumulated depreciation
of $1,929 for 2007, and $94 for 2006	10,711	3,836

Other Assets
Production costs, net of accumulated amortization of	594,709	651,228
$99,393 for 2007, and none for 2006
Deposit	3,734	3,136
Patent	10,358	10,358
Total Other Assets	608,801	664,722

TOTAL ASSETS	$1,181,769	$885,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$56,987	208,419
Accrued expenses	33,288	11,778
Notes payable to related party	183,631	100,000
Total Current Liabilities	273,906	320,197

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000
shares authorized; 20,611,406 and 15,218,734 shares issued
and outstanding in 2007 and 2006, respectively	20,611	15,219
Preferred stock, $0.001 par value; 20,000,000 shares authorized,
none issued	-	-
Paid-in capital	4,152,161	2,046,030
Accumulated other comprehensive income	-	12,000
Stock subscriptions	147,200	55,000
Accumulated deficit	(3,412,109)	(1,562,473)
Total Stockholders' Equity	907,863	565,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,181,769	$885,973

The accompanying notes are an integral part of these audited financial statements

UKARMA CORPORATION

STATEMENTS OF OPERATIONS
For the year ended December 31, 2007 and 2006

	For year December 31,
	2007	2006
Sales	$82,427	$-

Cost of Sale	22,967	-

Gross Profit	59,460	-

Selling, General and Administrative Expenses	1,781,301	1,408,384

Operating Loss	(1,721,841)	(1,408,384)

Other Income (Expenses)
Interest Income	-	12,526
Gain on Sale of Securities	3,279	-
Interest Expense	(130,274)	(1,264)
Total Other Income (Expense)	(126,995)	11,262

Net Loss before Income Taxes	(1,848,836)	(1,397,122)
Provision for Income Taxes	800	800
Net Loss	$(1,849,636)	$(1,397,922)

Loss Per Share-Basic and Diluted	$(0.11)	$(0.10)

Weighted Average Number of Shares	16,943,898	14,002,469

The accompanying notes are an integral part of these audited financial statements

UKARMA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated
	Shares	Amount	Capital	Income	Subscriptions	Deficit	Total
Balance at December 31, 2005	12,875,000	$12,875	$975,291	$-	$-	$(164,551)	$823,615
Sale of common stock under
June 29, 2006 plan	982,000	982	244,518				245,500
Issuance of common stock for
services	1,361,734	1,362	149,853				151,215
Issuance of stock options			188,214				188,214
Issuance of stock warrants			488,154				488,154
Accumulated Other Comprehensive Income				12,000			12,000
Stock subscriptions					55,000		55,000
Net Loss for the year ended
December 31, 2006						(1,397,922)	(1,397,922)
Balance at December 31, 2006	15,218,734	$15,219	$2,046,030	$12,000	$55,000	$(1,562,473)	$565,776

Stock subscriptions issued	220,000	220	54,780		(55,000)		-
Sale of common stock	3,539,003	3,539	1,235,112				1,238,651
Issuance of common stock for
services	592,926	593	151,767				152,360
Issuance of stock options			190,056				190,056
Issuance of stock warrants			111,197				111,197
Accumulated Other Comprehensive Income				(12,000)			(12,000)
Conversion of loans to common stock	1,040,743	1,040	363,219				364,259
Stock subscriptions					147,200		147,200
Net Loss for the year ended
December 31, 2007						(1,849,636)	(1,849,636)
Balance at December 31, 2007	20,611,406	$20,611	$4,152,161	$-	$147,200	$(3,412,109)	$907,863

The accompanying notes are an integral part of these audited financial statements

UKARMA CORPORATION
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2007 and 2006

	For year ended December 31,
	2007	2006
Cash Flow from Operating Activities:
Net loss	$(1,849,636)	$(1,397,922)
Adjustment to reconcile net loss to
net cash used by operating activities:
Depreciation	1,835	94
Amortization of production costs	99,393	-
Issuance of stock for services	152,360	151,215
Stock option expenses	190,056	188,214
Stock warrant expenses	111,197	488,154
Non-cash interest expense	104,073	-
Gain on sale of investment	(3,279)	-
(Increase) Decrease in:
Prepaid expenses	42,367	2,487
Inventory	(23,547)	-
Capitalized production costs	(42,874)	(651,228)
Deposit	(598)	3,664
Increase (Decrease) in:
Accounts payable	(151,432)	208,419
Accrued expenses	31,698	(13,222)
Net Cash Used by Operating Activities	(1,338,387)	(1,020,125)

Cash Flow from Investing Activities:
Purchase of property and equipment	(8,711)	(3,930)
Sale of investment	8,279	-
Patent	-	(10,358)
Net Cash Used by Investing Activities	(432)	(14,288)

Cash Flow from Financing Activities:
Proceeds from notes payable	50,000	-
Proceeds from officer advances	308,630	100,000
Stock subscriptions	147,200	55,000
Repayments to officer advances	(25,000)	(3,028)
Proceeds from sale of stock	1,238,651	245,500
Net Cash Provided by Financing Activities	1,719,481	397,472

Net Increase in Cash	380,662	(636,941)

Cash Balance at Beginning of Period	102,902	739,843

Cash Balance at End of Period	$483,564	$102,902

Supplemental Disclosures:
Interest Paid	$26,201	$-
Taxes Paid	$800	$-

Noncash Investment and Financing Activities:
Unrealized gain (loss) on marketable securities	$-	$12,000
Conversion of notes payable and accrued interest into
common stock	$260,186	$-

The accompanying notes are an integral part of these audited financial statements

UKARMA CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Reclassification: Certain reclassifications have been made to the 2006 financial statements to conform with the 2007 financial statements presentation. Such reclassification had no effect on net loss previously reported.

Use of estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers’ prepayments are deferred until products are shipped and accepted by the customers.

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Cash: The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk to be minimal.

UKARMA CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years. Depreciation expense for years ended
December 31, 2007 and 2006 was $1,929 and $94, respectively.

Available-for-sale securities: Available-for-sale securities are carried at market value and are classified as current investment.

Patents: The Company capitalizes patent costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. If the Company elects to stop pursuing a particular patent application or determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent. Awarded patents will be amortized over the shorter of the economic or legal life of the patent.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $255,651 and $72,060, respectively.

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

Stock Based Compensation: Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $190,056 and $188,214 for year ended December 31, 2007 and 2006, respectively.

UKARMA CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements: In May 2007, the Financial Accounting Standards Board (“FASB’) issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), Definition of Settlement in FASB Interpretation No. 48.  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s financial statements.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

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

UKARMA CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2007. The Company does not believe the adoption of SAB 108 will have a significant effect on its financial statements.

The FASB has also issued FAS 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, FAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed the funds generated from its operations. As a result, the Company expects to continue to incur operating losses, and the operations in the near future are expected to continue to use working capital.

Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - AVAILABLE-FOR-SALE SECURITIES

In June 2007, the Company sold its minority equity investment in a publicly traded company and recognized a gain of $3,279.

The aggregate fair market value of the securities was $17,000 as of December 31, 2006. The gross unrealized holding gains related to the investment as of December 31, 2006 was $12,000.

UKARMA CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,	December 31,
	2007	2006
Prepaid Royalties	$55,146	$30,000
Legal Retainer	-	67,513
	$55,146	$97,513

On April 19, 2006, the Company entered into an agreement with a consultant to provide consulting and advisory services for the Company, to appear in the Company¹s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the projects rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company is to pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on gross revenue reduced by net of returns, refunds, charge-backs, taxes, and shipping and handling charges. As of December 31, 2007, there is a balance of $55,146 after advancing $60,000 and deducting royalties related to the 2007 sales. Future royalty obligations will be deducted from the current balance.

NOTE 6 - PRODUCTION COSTS

The Company capitalized costs incurred for recording seven fitness videos’ master copies. As of December 31, 2007, total costs of $694,102 were capitalized. All costs consisted of in-production costs only.

Commenced on the second quarter of 2007, the costs were amortized on a straight-line method over the estimated life of the recorded performances, which is five years. The Company recorded an amortization expense of $99,393 for the year ended December 31, 2007.

NOTE 7 - PATENT

The Company filed for a patent for three proprietary yoga mats, which it believes provide unique functions and benefits compared to yoga mats currently in the market. As of December 31, 2007, the patent is still pending for approval.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2007	2006
Accrued Interest	$10,488	$978
Accrued Professional Fees	15,000	10,000
Employee Reimbursable	6,955	-
Accrued Sales Tax	45	-
Accrued Income Tax	800	800
Total Accrued Expenses	$33,288	$11,778

UKARMA CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 9 - NOTES PAYABLE

During the year ended December 31, 2007, the Company entered into debt agreement with two unrelated parties and received an aggregate amount of $50,000 at an interest rate of 7% per annum payable on demand.

On August 14, 2007, all the notes payable and related accrued interest of $1,038 was converted into common shares (See note 11).

NOTE 10 - OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated other comprehensive income (loss) consists of the unrealized gain on available-for-sale securities only. The components of comprehensive loss were as follows:
	For year ended	For year ended
	December 31,	December 31,
	2007	2006
Net Loss	$(1,834,636)	$(1,397,922)
Other Comprehensive Income:
Unrealized gain on available-for-sale securities	-	12,000
Comprehensive Loss	$(1,834,636)	$(1,385,922)

The Company did not have other comprehensive income for the year ended December 31, 2007.

NOTE 11 - STOCKHOLDERS’ EQUITY

During the year ended December 31, 2007, the Board of Directors of the Company approved the issuance aggregate of 592,926 shares of Company’s common stocks to various providers in consideration of their services to the Company. The shares were valued and charged to operations at a price of $0.25 to $0.35 per share or $152,360 of total. The valuation was based on the 2006 private placement offering price of $0.25 per share, and the current selling price of the stock at $0.35 per common share.

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

On August 6, 2007, the Company offered to sell up to 7,147,857 shares of common stock in a direct public offering, at $0.35 per share. As of December 31, 2007, the Company received $1,238,651 and sold 3,539,003 shares of the Company’s common stock. As of December 31, 2007, there was a $147,200 stock subscriptions to be issued in 2008.

UKARMA CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS’ EQUITY (continued)

On June 29, 2006, the Board of Directors approved a private placement offering. Pursuant to this offering the Company is to offer up to $2 million of its common stock to accredited investors. The shares were sold at $0.25 per unit. Each unit consists of one common stock and one stock warrant to purchase the Company’s common stock at $1 per share. The warrants expire in five years after the dare of issuance. As of December 31, 2007, the Company sold 1,202,000 shares of common stock and received net proceeds of $300,500 under the 2006 offering. The offering was closed at the end of the year.

The Company shall be authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. Each share will have a par value of $0.001 per share. The preference of the preferred stock will be defined upon issuance.

For the year ended December 31, 2006, the Board of Directors of the Company approved the issuance aggregate of 1,361,734 shares of Company’s common stocks to various providers in consideration of their services to the Company. The shares were valued and charged to operations at a price ranging from $0.10 to 0.25 per share or $151,215 of total. The valuation was based on a 25% to 50% discount from the 2004 private placement offering price of $0.20 per share, and the 2006 private placement offering price of $0.25 per share. The discount represented more or less the fair value of the services received.

NOTE 12 - PROVISION FOR INCOME TAXES

Provision of income tax consists of a minimum state franchise tax of $800 for the year ended December 31, 2007 and 2006, respectively.

The Company has net operating loss carryforwards, approximately of $3,397,109 and $1,562,473 to reduce future federal and state taxable income as of December 31, 2007 and 2006, respectively. To the extent not utilized, the carryforwards will begin to expire through 2027 for federal tax purposes and through 2017 for state tax purposes. The Company’s ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The deferred tax asset as of December 31, 2007 and 2006 consists of the followings:

	2007	2006
Tax Benefit on Net Operating Loss Carryforward	$1,188,988	$546,866
Less: Valuation Allowance	(1,188,988)	(546,866)
Net Deferred Tax Asset	$-	$-

UKARMA CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 13 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For year ended	For year ended
	December 31,	December 31,
Numerator:	2007	2006
Net Loss	$(1,849,636)	$(1,397,922)
Denominator:
Weighted Average of Common Shares	16,943,898	14,002,469

Basic and Diluted Net Loss per Share	$(0.11)	$(0.10)

As the Company incurred net losses for the year ended December 31, 2007 and 2006, the effect of dilutive securities totaling 2,914,286 and 1,025,000 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

There were also 5,827,000 shares out-of-money stock options and warrants excluded from the calculation of diluted net loss per share for the year ended December 31, 2007 and 2006, because their exercise prices were greater than the average fair market price of the common stock.

NOTE 14 - 2007 STOCK OPTION PLAN

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

A summary of the status of stock options issued by the Company as of December 31, 2007 and 2006 is presented in the following table:

	2007		2006
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,250,000	$0.20	-	$-
Granted	-	-	5,250,000	0.20
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at end of period	5,250,000	$0.20	5,250,000	$0.20

Exercisable at end of period	2,250,000	$0.20	541,667	$0.20

UKARMA CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 14 - 2007 STOCK OPTION PLAN (continued)

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

	2007	2006
Weighted average fair value per option granted	N/A	$0.17
Risk-free interest rate	N/A	4.40%
Expected dividend yield	N/A	0.00%
Expected lives	N/A	9.76
Expected volatility	N/A	100.00%

The following table sets forth additional information about stock options outstanding at December 31, 2007:
		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.20	5,250,000	8.03	$0.20	2,250,000
	5,250,000	8.03	$0.20	2,250,000

As of December 31, 2007, there was $566,102 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.2 years.

NOTE 15 - STOCK WARRANTS

On October 4, 2007, the Company issued stock purchase warrants to a service provider for the right to purchase 80,000 shares of the Company’s common stock at the price of $0.25 per share. The warrants shall have a term of five years from the date of warrants issued. The warrants were valued at $0.19 per share using the Black-Scholes option pricing model.

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

UKARMA CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 15 - STOCK WARRANTS (continued)

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

The assumptions used in the Black-Scholes option pricing model are as follows:

	Decenber 31,	Decenber 31,
	2007	2006
Weighted average fair value per option granted	$0.19	$0.11
Risk-free interest rate	4.60%	4.40%
Expected dividend yield	0.00%	0.00%
Expected lives	5.00	10.00
Expected volatility	100.00%	100.00%

The Company recognized $111,197 and $488,154 stock warrants expense for the year ended December 31, 2007 and 2006, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company entered into various debt agreements with the CEO of the Company, and received loans from its CEO for an aggregate amount of $308,630 at an interest rate of 7% per annum payable on demand. During the third quarter, the CEO converted $200,000 of principal loans into the Company’s common stock. As of December 31, 2007, the Company had loans payable to the CEO of the Company for $183,631 and accrued interest payable for the related loans of $10,488.

On November 10, 2006, the Company received a loan from its CEO for $100,000 at an interest rate of 7% per annum payable in full on the sixth month anniversary of the loan.

In 2006, the CEO utilized one half of the Company’s office facility as his residence. The Company charged half of its rent expense amounted to $25,000 against the accrued compensation owed to him. The lease expired on September 23, 2006 and was not renewed. The Company relocated its office to California.

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

UKARMA CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 17 - LEASE AGREEMENTS

On October 28, 2004, the Company signed a lease for its corporate office in the City of New York. The lease commenced on January 15, 2005 and terminated on January 15, 2006. The monthly lease payments were for $6,800.

On November 16, 2005, the lease was extended for another six months to July 31, 2006, when it was terminated.

The Company entered into a month-to-month rent agreement for its corporate office after the Company relocated its office to California in October 2006. As of January 1, 2007, the rent agreement calls for $2,736 rent per month, and requires a 30 day notice to vacate the premise.

NOTE 18 - SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company has raised an additional $351,750 for 1,005,000 shares at $0.35 per share pursuant to its registered SB-2 offering that was declared effective by the SEC on August 9, 2007.  In aggregate, the Company has raised $1,737,601 for 4,964,575 shares pursuant to its registered SB-2 offering. In addition, the Company paid $122,915 in finder¹s fees related to its initial public offering.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO and CFO believe that:

(i)
our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b) Changes in internal control over financial reporting

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2007 are set forth below.

Name	Age	Position Held	Initial Election or Appointment Date

Bill Glaser	41	Chairman, Chief Executive Officer and Interim Chief Financial Officer	June 2001

Fred Tannous	41	Director	June 2001

Mr. Glaser provides his services as executive officer on a full-time permanent basis.

There are no family relationships between any two or more of our directors or executive officers. Our executive officers are appointed by our board of directors and serve at the board’s discretion. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

None of our directors or executive officers has, during the past five years,

·
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

·	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

·
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

·
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Business Experience

Bill Glaser. Mr. Glaser is currently our Chairman, Chief Executive Officer and acting Chief Financial Officer. Mr. Glaser began to devote his full time to uKarma Corp beginning in July 2005. From December 2000 to July 2005 Bill served as President of Health Sciences Group, Inc., a manufacturer, marketer and distributor of pharmaceuticals and nutrition based products. He worked closely with the CEO of Health Sciences to provide oversight in all aspects of operations ranging from crafting and executing Health Sciences’ overall growth strategy to structuring debt and equity financings and seeking and evaluating qualified acquisition candidates.

Prior to that, Mr. Glaser was founder and Chief Executive Officer of Zenterprise, Inc., a corporate consulting firm, which provided strategy, finance, and marketing services for both public and private companies. Prior, Mr. Glaser was a registered principal of a regional stock brokerage firm where he gained diverse experience in finance, management, marketing, sales, and public company relations. Previously, he was a registered representative at Drexel Burnham Lambert and Smith Barney. Mr. Glaser holds a Bachelor’s degree in finance and economics from the Ithaca College - School of Business.

Fred Tannous. Mr. Tannous is currently our director. He had been the co-Chairman, Chief Executive Officer, and Treasurer of Health Sciences Group from October 2000 to May 2007. Previously, Mr. Tannous was employed at DIRECTV, Inc. where he was involved in various capacities including valuing, structuring, and executing strategic investments. Prior to joining DIRECTV, a wholly owned subsidiary of Hughes Electronics Corporation, Mr. Tannous was with the corporate treasury organization of Hughes where he assisted in conducting valuations and effectuating financing transactions for the company’s satellite and network communication units. From February 1996 to May 1999, Mr. Tannous served as Treasurer and Chief Financial Officer of Colorado Casino Resorts, Inc., a gaming and lodging concern with operations in Colorado. In addition to overseeing the company’s finance and accounting operations, he was accountable for all corporate finance and treasury activities. Previously, as principal of his own consulting firm, Mr. Tannous consulted to several start-up ventures in various industries where he was instrumental in developing business plans, advising on business strategy and capital structure, and arranging venture financings. Mr. Tannous received an MBA in finance and accounting from the University of Chicago Graduate School of Business. He also holds a Masters and Bachelors degree in Electrical Engineering from the University of Southern California.

Our board of directors currently consists of two members. Upon completion of this offering, our bylaws will provide that our directors will be elected at each annual meeting of the stockholders. Their term of office will run until the next annual meeting of the stockholders and until their successors have been elected.

Audit Committee

No individual on our board of directors possesses all of the attributes of an audit committee financial expert and no one on our board of directors is deemed to be an audit committee financial expert. In forming our board of directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Mr. Glaser, our interim Chief Financial Officer, serves as our financial expert regarding generally accepted accounting principals and general application of such principles in connection with the accounting for estimates and accruals, including an understanding of internal control procedures and policies over financial reporting, and maintains sufficient experience preparing auditing, analyzing or evaluating financial statements in such depth and breadth as may be required of an audit committee financial expert. However, Mr. Glaser is not an elected director of the company. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our board of directors; however, we are not, at this time, able to compensate such a person. Therefore, we may find it difficult to attract such a candidate.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers, including our Chief Executive Officer and Chief Financial Officer, and employees. A copy of our code of ethics is filed with this report as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Comp-ensation ($)(2)	Total ($)

Bill Glaser, Chief Executive Officer and President	2007	$250,000	--	--	$178,171	--	---	$9,000	$437,171

(1)	The assumptions made in the valuation of these options can be found in Note 14 to Company’s financial statements for the period ended December 31, 2007.

(2)	Mr. Glaser receives a car allowance of $750 per month pursuant to his employment agreement

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors for the fiscal year ending December 31, 2007. No options were exercised by our executive officers or directors during the last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Bill Glaser	2,000,000	3,000,000	--	$0.20	01/01/2016	--	--	--	--

Fred Tannous	--	--	--	--	--	--	--	--	--

Stock Options

There were no stock options granted to executive officers during the fiscal year ended December 31, 2007, and there was no exercise of incentive stock options during the last completed fiscal year by the executive officers.

Compensation of Directors

Directors do not currently receive compensation for their services as directors, but we plan to reimburse them for expenses incurred in attending board meetings.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

We have entered into a five-year employment agreement with our Chief Executive Officer, Bill Glaser dated January 1, 2006. This employment agreement provides him with a salary of $180,000 per year. The salary increases to $250,000, $360,000 and $500,000 per year if we either (i) raise $1.0 million, $2.5 million or $5 million in debt or equity financing in the aggregate, respectively, or (ii) recognize $1.0 million, $2.5 million or $5 million in cumulative gross revenues (i.e., the sum of all revenues recognized since commencement of operations), respectively. During 2007, pursuant to the milestones met, Mr. Glaser’s salary was increased to $250,000 per year. He shall also be eligible for a performance bonus in an amount equal to 5% of “Adjusted EBITDA” for each fiscal year. “Adjusted EBITDA” is earnings before interest, taxes, depreciation and amortization, but adjusted to account for non-cash expenses and calculated from financial statements in accordance with Generally Accepted Accounting Principles. He also received options to purchase 5,000,000 shares of our common stock at $0.20 per share. These options are exerciseable at the rate of 500,000 on July 1, 2006, 1,000,000 on January 1, 2007 and 500,000 every six months thereafter. These options were granted to Mr. Glaser based on the Board’s view that they provided an appropriate incentive and compensation. He is entitled to participate in all medical, pension, dental and life insurance benefits that are in effect from time to time. He will also receive a car allowance of $750 per month.

We will be required to pay Mr. Glaser the greater of the remainder of his salary or $250,000 if we enter into a change of control transaction within a month after his termination. All of his options will accelerate their vesting upon such an event.

Upon termination without cause, we are required to pay Mr. Glaser the lesser of his salary for the remainder of the term of the agreement and one-year’s salary. In addition, all five million options would automatically vest. Mr. Glaser has agreed not to solicit any employee to terminate his employment relationship with us during the term of Mr. Glaser’s employment agreement or a 12-month period thereafter. Mr. Glaser agrees that all proprietary information will be kept confidential and that inventions developed during the course of his employment will belong to us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our securities as of April 8, 2008 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, their address is c/o uKarma Corporation, 520 Broadway, Suite 350, Santa Monica, CA 90401. As of April 8, 2008, there were 21,917,390 shares of common stock issued and outstanding.

Common Stock

Name of Director, Officer and Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)		Percentage of Outstanding Shares of Common Stock(2)
Named Executive Officers and Directors:
Bill Glaser	10,930,708	(3)	43.7%	(4)
Fred Tannous	1,000,000		4.6%
All Officers and Directors as a Group (2 persons)	11,933,708		48.3%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible securities exercisable or convertible within 60 days of April 8, 2008, are deemed outstanding for computing the percentage of the person or entity holding such warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

(2)	We have based our calculation of the percentage of beneficial ownership upon 21,917,390 shares of common stock outstanding as of April 8, 2008 unless otherwise indicated.

(3)
2,500,000 of these shares represent the number of shares of common stock that Mr. Glaser has the right to purchase upon exercise of options, and 575,000 of these shares represent the number of shares of common stock issuable upon exercise of warrants held by Mr. Glaser.

(4)
The number of shares of common stock outstanding as of April 8, 2008 for the calculation of the percentage of beneficial ownership for Mr. Glaser was adjusted to 24,992,390 shares to include his option shares and warrant shares described under footnote 3 above.

Change of Control

To the knowledge of management, there are no other arrangements or pledges of securities of the Company that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following describes all transactions since the beginning of the Company’s last fiscal year, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest:

On January 26, 2007, Mr. Glaser loaned the Company $100,000 in exchange for a six-month promissory note with accrued interest at the rate of 7% per year and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.25 per share. On March 13, 2007, Mr. Glaser loaned the Company an additional $100,000 in exchange for a six-month promissory note with accrued interest at the rate of 7% per year and a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.25 per share. On March 29, 2007, Mr. Glaser loaned the Company an additional $68,579.08 in exchange for a promissory note due upon demand with accrued interest at the rate of 7% per year and a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.25 per share. On April 30, 2007, Mr. Glaser loaned the Company an additional $20,000 in exchange for a promissory note due upon demand with accrued interest at the rate of 7% per year. Between July 7, 2007 and July 23, 2007, Mr. Glaser loaned an additional $20,051.34 to the Company in exchange for a promissory note due upon demand with accrued interest at the rate of 7% per year. On August 16, 2006, Glaser converted $200,000 of principal plus interest into common stock of the Company. The Company repaid $25,000 on October 12, 2007 and currently owes Mr. Glaser $183,631.

Director Independence

Our board of directors has determined that Fred Tannous qualifies as "independent" as the term is used in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

ITEM 13. EXHIBITS

(a) EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws, as currently in effect (1)

4.1	Form of Warrant (1)

10.1	2006 Stock Plan (1)

10.2	Employment Agreement between the Company and Bill Glaser dated January 1, 2006 (1)

10.3	Consulting Agreement between the Company and Eric Paskel dated April 19, 2006 (1)

10.4	Consulting Agreement between the Company and Craig Kulman dated February 13, 2006 (1)

10.5	Consulting Agreement between the Company and Len Panzer dated February 28, 2006 (1)

10.6	Consulting Agreement between the Company and Jeremy Koff dated May 5, 2006 (1)

10.7	Production Agreement between the Company and The Tribal Vision Group, LLC d/b/a Yoga Tribe and Culture Productions dated June 15, 2006 (1)

10.8	Marketing Agreement between the Company and Synthesis Marketing dated October 11, 2006 (1)

10.9	Marketing Agreement between the Company and Much and House Public Relations dated October 11, 2006 (1)

10.10	Production Agreement between the Company and Caudill and Associates dated November 13, 2006 (1)

10.11	Option Agreement between Fred Tannous and Bill Glaser dated January 17, 2005 (1)

10.12	Promissory Note issued to Bill Glaser dated November 10, 2006 (1)

10.13	Promissory Note issued to Bill Glaser dated January 26, 2007 (1)

10.14	Warrant issued to Bill Glaser dated January 26, 2007 (1)

10.15	Promissory Note issued to Bill Glaser dated March 13, 2007 (2)

10.16	Common Stock Warrant issued to Bill Glaser dated March 13, 2007 (2)

10.17	Demand Promissory Note issued to Bill Glaser dated March 29, 2007 (2)

10.18	Common Stock Warrant issued to Bill Glaser dated March 29, 2007 (2)

10.19	Demand Promissory Note issued to Bill Glaser dated April 30, 2007 (2)

10.20	Amendment to Option Agreement dated July 9, 2007 (3)

10.21	Notice of Exercise of Option dated July 9, 2007 (3)

10.22	Demand Promissory Note issued to Bill Glaser dated July 23, 2007(3)

10.23	Conversion Agreement between the small business issuer and Bill Glaser dated August 14, 2007 (4)

10.24	Video Distribution Agreement dated September 25, 2007 (5)

14.1	Code of Ethics *

23.1	Consent of Spector, Wong & Davidian, LLP *

31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Executive Officer *

31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Financial Officer *

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

(1)	Incorporated herein by reference to Form SB-2 filed with the SEC on February 12, 2007.

(2)	Incorporated herein by reference to Form SB-2 Amendment No. 1 filed with the SEC on June 28, 2007.

(3)	Incorporated herein by reference to Form SB-2 Amendment No. 4 filed with the SEC on August 6, 2007.

(4)	Incorporated herein by reference to Form 10-QSB filed with the SEC on August 20, 2007.

(5)	Incorporated herein by reference to Form 8-K filed with the SEC on October 4, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our SB-2 and S-8 Registration Statements and this Annual Report

		December 31, 2007	December 31, 2006
(i)	Audit Fees	$32,000	$25,000
(ii)	Audit Related Fees	0	0
(iii)	Tax Fees	1,000	1,000
(iv)	All Other Fees	0	0

	Total fees	$33,000	$26,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UKARMA CORPORATION

Dated: April 15, 2008	By:	/s/ Bill Glaser
Bill Glaser
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bill Glaser	Chief Executive Officer (Principal Executive Officer), Interim Chief Financial Officer (Principal Financial and	April 15, 2008
Bill Glaser	Accounting Officer) and Chairman of the Board of Directors

/s/ Fred Tannous	Director	April 15, 2008
Fred Tannous