Form 10KSB/A
period 2007-12-31
uKARMA CORP
filed 2008-05-15
CIK 1389115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 is filed to add disclosures regarding executive compensation for the fiscal year ended December 31, 2006 in the Summary Compensation Table under Item 10.

Except to reflect the changes noted above, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in our Annual Report on Form 10-KSB. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

•
Americans now spend up to $27 billion annually on yoga products (as reported by NAMASTA, the North American Studio Alliance, http://www.namasta.com/, http://www.bikramyoga.com/News/TheColoradoan071005.htm), with the average yoga consumer spending an estimated $1,500 per year (http://www.yogajournal.com/views/769.cfm).

•
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

Holders

As of April 8, 2008, we had approximately 131 registered holders of our common stock.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	5,250,000 (1)	$0.20	2,250,000 (2)
Total	5,250,000	$0.20	2,250,000

(1)	Includes outstanding options granted pursuant to the Company’s 2006 Stock Option, Deferred Stock and Restricted Stock Plan.
(2)	Includes shares remaining available for future issuance under the Company’s 2006 Stock Option, Deferred Stock and Restricted Stock Plan.

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

Results of Operation

Comparison of Fiscal Year Ended December 31, 2007 and December 31, 2006.

The following table sets forth the results of our operations for the periods indicated:

	Fiscal Year Ended December 31,
	2007	2006
	Audited	Audited
Net Sales	$82,427	$—

Cost of Sales	22,967	—

Gross Profit	59,460	—

Operating Expenses	(1,781,301)	(1,408,384)

Operating Loss	(1,721,841)	(1,408,384)

Interest Income	—	12,526

Interest Expense	(130,274)	(1,264)

Net Loss Before Income Tax	(1,848,836)	(1,397,122)

Provision for Income Taxes	800	800

Net Loss	(1,849,636)	(1,397,922)

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

/s/ Spector and Wong, LLP
Pasadena, California
April 12, 2008

The accompanying notes are an integral part of these audited financial statements

UKARMA CORPORATION

BALANCE SHEETS

	As of
	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$483,564	$102,902
Prepaid expenses	55,146	97,513
Inventory	23,547	-
Available-for-sale securities	-	17,000
Total Current Assets	562,257	217,415

Property and equipment, net of accumulated depreciation of $1,929 for 2007, and $94 for 2006	10,711	3,836

Other Assets
Production costs, net of accumulated amortization of $99,393 for 2007, and none for 2006	594,709	651,228
Deposit	3,734	3,136
Patent	10,358	10,358
Total Other Assets	608,801	664,722

TOTAL ASSETS	$1,181,769	$885,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$56,987	208,419
Accrued expenses	33,288	11,778
Notes payable to related party	183,631	100,000
Total Current Liabilities	273,906	320,197

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,611,406 and 15,218,734 shares issued and outstanding in 2007 and 2006, respectively Preferred stock, $0.001 par value; 20,000,000 shares authorized,	20,611	15,219
none issued	-	-
Paid-in capital	4,152,161	2,046,030
Accumulated other comprehensive income	-	12,000
Stock subscriptions	147,200	55,000
Accumulated deficit	(3,412,109)	(1,562,473)
Total Stockholders' Equity	907,863	565,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,181,769	$885,973

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

The accompanying notes are an integral part of these audited financial statements

UKARMA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common			Other
	Stock		Paid-in	Comprehensive	Stock	Accumulated
	Shares	Amount	Capital	Income	Subscriptions	Deficit	Total
Balance at December 31, 2005	12,875,000	$12,875	$975,291	$-	$-	$(164,551)	$823,615
Sale of common stock under
June 29, 2006 plan	982,000	982	244,518				245,500
Issuance of common stock for services	1,361,734	1,362	149,853				151,215
Issuance of stock options			188,214				188,214
Issuance of stock warrants			488,154				488,154
Accumulated Other Comprehensive Income				12,000			12,000
Stock subscriptions					55,000		55,000
Net Loss for the year ended December 31, 2006						(1,397,922)	(1,397,922)
Balance at December 31, 2006	15,218,734	$15,219	$2,046,030	$12,000	$55,000	$(1,562,473)	$565,776

Stock subscriptions issued	220,000	220	54,780		(55,000)		-
Sale of common stock	3,539,003	3,539	1,235,112				1,238,651
Issuance of common stock for services	592,926	593	151,767				152,360
Issuance of stock options			190,056				190,056
Issuance of stock warrants			111,197				111,197
Accumulated Other Comprehensive Income				(12,000)			(12,000)
Conversion of loans to common stock	1,040,743	1,040	363,219				364,259
Stock subscriptions					147,200		147,200
Net Loss for the year ended December 31, 2007						(1,849,636)	(1,849,636)
Balance at December 31, 2007	20,611,406	$20,611	$4,152,161	$-	$147,200	$(3,412,109)	$907,863

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

	2007	2006
Weighted average fair value per option granted	N/A	$0.17
Risk-free interest rate	N/A	4.40%
Expected dividend yield	N/A	0.00%
Expected lives	N/A	9.76
Expected volatility	N/A	100.00%

The following table sets forth additional information about stock options outstanding at December 31, 2007:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$ 0.20	5,250,000	8.03	$0.20	2,250,000
	5,250,000	8.03	$0.20	2,250,000

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers, including our Chief Executive Officer and Chief Financial Officer, and employees. A copy of our code of ethics is filed as Exhibit 14.1 with our Annual Report on Form 10-KSB filed with the SEC on April 15, 2008.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for each of our last two completed fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Nonquali- fied Deferred Compensation Earnings ($)	All Other Comp- ensation ($)(2)	Total ($)

Bill Glaser, Chief Executive Officer and President	2007	$250,000	—	—	$178,171	—	—	$9,000	$437,171
	2006	$180,000	—	—	$181,817	—	—	$9,000	$370,817

(1)	The assumptions made in the valuation of these options can be found in Note 14 to Company’s financial statements for the period ended December 31, 2007.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Bill Glaser	2,000,000	3,000,000	—	$0.20	01/01/2016	—	—	—	—

Fred Tannous	—	—	—	—	—	—	—	—	—

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

Common Stock

Name of Director, Officer and Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Shares of Common Stock(2)
Named Executive Officers and Directors:
Bill Glaser	10,930,708(3)	43.7% (4)
Fred Tannous	1,000,000	4.6%
All Officers and Directors as a Group (2 persons)	11,933,708	48.3%

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

ITEM 13. EXHIBITS

(a) EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws, as currently in effect (1)

4.1	Form of Warrant (1)

10.1	2006 Stock Plan (1)

10.2	Employment Agreement between the Company and Bill Glaser dated January 1, 2006 (1)

10.3	Consulting Agreement between the Company and Eric Paskel dated April 19, 2006 (1)

10.4	Consulting Agreement between the Company and Craig Kulman dated February 13, 2006 (1)

10.5	Consulting Agreement between the Company and Len Panzer dated February 28, 2006 (1)

10.6	Consulting Agreement between the Company and Jeremy Koff dated May 5, 2006 (1)

10.7	Production Agreement between the Company and The Tribal Vision Group, LLC d/b/a Yoga Tribe and Culture Productions dated June 15, 2006 (1)

10.8	Marketing Agreement between the Company and Synthesis Marketing dated October 11, 2006 (1)

10.9	Marketing Agreement between the Company and Much and House Public Relations dated October 11, 2006 (1)

10.10	Production Agreement between the Company and Caudill and Associates dated November 13, 2006 (1)

10.11	Option Agreement between Fred Tannous and Bill Glaser dated January 17, 2005 (1)

10.12	Promissory Note issued to Bill Glaser dated November 10, 2006 (1)

10.13	Promissory Note issued to Bill Glaser dated January 26, 2007 (1)

10.14	Warrant issued to Bill Glaser dated January 26, 2007 (1)

10.15	Promissory Note issued to Bill Glaser dated March 13, 2007 (2)

10.16	Common Stock Warrant issued to Bill Glaser dated March 13, 2007 (2)

10.17	Demand Promissory Note issued to Bill Glaser dated March 29, 2007 (2)

10.18	Common Stock Warrant issued to Bill Glaser dated March 29, 2007 (2)

10.19	Demand Promissory Note issued to Bill Glaser dated April 30, 2007 (2)

10.20	Amendment to Option Agreement dated July 9, 2007 (3)

10.21	Notice of Exercise of Option dated July 9, 2007 (3)

10.22	Demand Promissory Note issued to Bill Glaser dated July 23, 2007(3)

10.23	Conversion Agreement between the small business issuer and Bill Glaser dated August 14, 2007 (4)

10.24	Video Distribution Agreement dated September 25, 2007 (5)

14.1	Code of Ethics (6)

23.1	Consent of Spector, Wong & Davidian, LLP *

31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Executive Officer *

31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Financial Officer *

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

(1)	Incorporated herein by reference to Form SB-2 filed with the SEC on February 12, 2007.

(2)	Incorporated herein by reference to Form SB-2 Amendment No. 1 filed with the SEC on June 28, 2007.

(3)	Incorporated herein by reference to Form SB-2 Amendment No. 4 filed with the SEC on August 6, 2007.

(4)	Incorporated herein by reference to Form 10-QSB filed with the SEC on August 20, 2007.

(5)	Incorporated herein by reference to Form 8-K filed with the SEC on October 4, 2007.

(6)	Incorporated herein by reference to Form 10-KSB filed with the SEC on April 15, 2008.

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

UKARMA CORPORATION

Dated: May 15, 2008	By:	/s/ Bill Glaser
Bill Glaser
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bill Glaser	Chief Executive Officer (Principal Executive Officer), Interim Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board of Directors	May 15, 2008
Bill Glaser

/s/ Fred Tannous	Director	May 15, 2008
Fred Tannous