Form 10-Q
period 2008-03-31
uKARMA CORP
filed 2008-05-20
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 333-140633

UKARMA CORPORATION

(Exact name of registrant as specified in it charter)

Nevada	68-048-2472
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

520 Broadway, Suite 350
Santa Monica, CA 90401

 (Address of principal executive offices)

(310) 998-8909

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer  ☐            Non-Accelerated Filer  ☐
Accelerated Filer  ☐          Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 21,917,390 issued and outstanding as of May 9, 2008.

UKARMA CORPORATION
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UKARMA CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$490,651	$483,564
Prepaid expenses	69,983	55,146
Inventory	23,403	23,547
Total Current Assets	584,037	562,257
Property and equipment, net of accumulated depreciation of $ 2,439 for 2008, and $1,929 for 2007	10,201	10,711

Other Assets
Production costs, net of accumulated amortization of $ 119,184 for 2008, and $99,393 for 2007	499,901	594,709
Deposit	3,734	3,734
Patent	10,358	10,358
Total Other Assets	513,993	608,801

TOTAL ASSETS	$1,108,231	$1,181,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$81,772	$56,987
Accrued expenses	37,253	33,288
Notes payable to related party	183,631	183,631
Total Current Liabilities	302,656	273,906
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,036,977 and 20,611,406 shares issued and outstanding in 2008 and 2007, respectively	22,037	20,611
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued	-	-
Paid-in capital	4,711,640	4,152,161
Stock subscriptions	-	147,200
Accumulated deficit	(3,928,102)	(3,412,109)
Total Stockholders' Equity	805,575	907,863
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,108,231	$1,181,769

The accompanying notes are an integral part of these interim unaudited financial statements

UKARMA CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2008, and 2007

	For three months ended
	March 31,
	2008	2007
Sales	$2,759	$-
Cost of Sale	144	-
Gross Profit	2,615	-

Selling, General and Administrative Expenses	514,600	466,944

Operating Loss	(511,985)	(466,944)
Other Income (Expenses)
Interest Expense	(3,208)	(3,350)
Total Other Income (Expense)	(3,208)	(3,350)
Net Loss before Income Taxes	(515,193)	(470,294)
Provision for Income Taxes	800	800

Net Loss	$(515,993)	$(471,094)

Loss Per Share-Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Number of Shares	21,522,444	15,447,126

The accompanying notes are an integral part of these interim unaudited financial statements

UKARMA CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2008, and 2007

	For three months ended
	March 31,
	2008	2007
Cash Flow from Operating Activities:
Net loss	$(515,993)	$(471,094)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	510	214
Amortization of production costs	19,791	-
Issuance of stock for services	-	30,647
Stock option expenses	47,514	47,514
Stock warrant expenses	14,440	110,437
(Increase) Decrease in:
Prepaid expenses	(14,837)	11,214
Inventory	144	-
Capitalized production costs	75,017	(15,139)
Increase (Decrease) in:
Accounts payable	24,785	(133,152)
Accrued expenses	3,965	19,341
Net Cash Used by Operating Activities	(344,664)	(400,018)

Cash Flow from Investing Activities:
Purchase of property and equipment	-	(4,577)
Net Cash Used by Investing Activities	-	(4,577)

Cash Flow from Financing Activities:
Bank overdraft	-	63,114
Proceeds from officer advances	-	238,579
Proceeds from sale of stock	351,751	-
Net Cash Provided by Financing Activities	351,751	301,693

Net Increase in Cash	7,087	(102,902)

Cash Balance at Beginning of Period	483,564	102,902

Cash Balance at End of Period	$490,651	$-

Supplemental Disclosures:
Interest Paid	$6,413	$-
Taxes Paid	$-	$-
Noncash Investment and Financing Activities:
Unrealized gain (loss) on marketable securities	$-	$(4,800)

The accompanying notes are an integral part of these interim unaudited financial statements

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Presentation of Interim Information: The accompanying financial statements as of March 31, 2008 and for the three months ended March 31, 2008, and 2007 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the U.S. GAAP for complete financial statements.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2008 and for the three months ended March 31, 2008, and 2007 have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Cash: The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk to be minimal..

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years. Depreciation expense for the three months ended March 31, 2008 and 2007 was $510 and $214, respectively.

Investment: The Company has minority investment in a publicly traded Company. The investment is carried at market value and is classified as a current investment.

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

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the three months ended March 31, 2008 and 2007 was $188,355 and $97,464, respectively.

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

Stock Based Compensation: Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $47,514 for the three months ended March 31, 2008.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements: In March 2008, Financial Accounting Standards Board {“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in February 2009. Adoption of SFAS 161 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option For Financial Assets And Financial Liabilities - Including An Amendment of FASB Statement No. 115.” SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value, and establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for the Company’s fiscal year beginning August 1, 2008, with early adoption allowed only if SFAS No. 157 is also adopted. The Company is currently evaluating the potential impact of this standard on the financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-1 will be effective for the Company’s fiscal year beginning August 1, 2008. Currently, the Company does not anticipate that this statement will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007),“Business Combinations” (“SFAS No.141(R)”). SFAS No. 141(R) will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160,“Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 will be effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this statement did not have a material effect on the Company's financial statements.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will be effective for the Company’s fiscal year beginning August 1, 2009. The Company is currently evaluating the potential impact of this standard on the financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s financial statements.

NOTE 2 – GOING CONCERN

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses were $69,983 and $55,146 as of March 31, 2008 and December 31, 2007, respectively.

On March 26, 2008, the Company entered into an agreement with an author to write a book related to diet and nutrition that the Company plans to self publish and market directly to consumers. Pursuant to the agreement, the author will be paid a $40,000 advance on royalties with the following arrangement: $15,000 payable upon execution of the agreement; $15,000 payable on or before the completion and delivery of the first 50% of the book; and $10,000 on full completion, delivery, and acceptance of the book.  The $40,000 advance on royalties is based on the first 50,000 books sold. The author will receive a 5% royalty on sales above 50,000 books sold where the Company acts as the publisher and 2 1/2% royalty on sales above 50,0000 books sold if the Company engages a third party publisher.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – PREPAID EXPENSES (continued)

On April 19, 2006, the Company entered into an agreement with a consultant to provide consulting and advisory services for the Company, to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the projects rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company shall pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of March 31, 2008, there is a balance of $54,983 after advancing $75,000 and deducting royalties to the sales. Future royalty obligations will be deducted from the current balance.

NOTE 4 – PRODUCTION COSTS

The Company capitalized costs incurred for recording seven fitness videos’ master copies. As of March 31, 2008, total costs of $619,085 were capitalized. All costs consisted of in-production costs only.

Commenced on the second quarter of 2007, the costs were amortized on a straight-line method over the estimated life of the recorded performances, which is five years. The Company recorded an amortization expense of $19,791 and none for the three months ended March 31, 2008 and 2007, respectively.

NOTE 5 – PATENT

The Company filed for a patent for three proprietary yoga mats, which it believes provide unique functions and benefits compared to yoga mats currently in the market. Through to date, the patent is still pending for approval.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:
	March 31,	December 31,
	2008	2007
	(unaudited)	(Audited)
Accrued Interest	$13,693	$10,488
Accrued Professional Fees	15,000	15,000
Employee Reimbursable	6,955	6,955
Accrued Sales Tax	5	45
Accrued Income Tax	1,600	800
Total Accrued Expenses	$37,253	$33,288

NOTE 7 – NOTES PAYABLE TO RELATED PARTY

The notes payable bear interest at 7% per annum and are due on demand. As of March 31, 2008 and December 31, 2007, the balance was $183,631 and accrued interest of $13,693.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss consists of the unrealized loss on available-for-sale securities only. The components of comprehensive loss were as follows:

	For Three Months ended
	March 31,
	2008	2007
Net Loss	$(515,993)	$(471,094)
Other Comprehensive Loss:
Unrealized loss on available-for-sale securities	-	(4,800)
Comprehensive Loss	$(515,993)	$(475,894)

The Company did not have other comprehensive income for the three months ended March 31, 2008.

NOTE 9 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008, the Company received $351,750 and sold 1,005,000 shares of the Company’s common stock pursuant to the August 6, 2007 offering. In addition, during the first three months ended March 31, 2008, the Company issued 420,571 shares of the Company’s stock for its $147,200 stock subscriptions pursuant to the August 6, 2007 offering.

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended
	March 31,
	2008	2007
Numerator:
Net Loss	$(515,993)	$(471,094)
Denominator:
Weighted Average of Common Shares	21,522,444	15,447,126

Basic and Diluted Net Loss per Share	$(0.02)	$(0.03)

As the Company incurred net losses for the three months ended March 31, 2008 and 2007, the effect of dilutive securities totaling 2,914,286 and 1,550,000 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

There were also 5,827,000 shares out-of-money stock options and warrants excluded from the calculation of diluted net loss per share for the three months ended March 31, 2008 and 2007, because their exercise prices were greater than the average fair market price of the common stock.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 11– 2008 STOCK OPTION PLAN

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

A summary of the status of stock options issued by the Company as of March 31, 2008 and 2007 is presented in the following table:

	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,250,000	$0.20	5,250,000	$0.20
Granted	-	-	-	-
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at end of period	5,250,000	$0.20	5,250,000	$0.20
Exercisable at end of period	2,625,000	$0.20	1,041,667	$0.20

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

	2008	2007
Weighted average fair value per option granted	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected lives	N/A	N/A
Expected volatility	N/A	N/A

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 11 – 2008 STOCK OPTION PLAN (continued)

The following table sets forth additional information about stock options outstanding at March 31, 2008:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0 .20	5,250,000	7.57	$0 .20	2,625,000
	5,250,000	7.57	$0 .20	2,625,000

As of March 31, 2008, there was $472,487 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.71 years.

NOTE 12 – STOCK WARRANTS

During the three months ended March 31, 2008, no stock warrants were issued.

On October 4, 2007, the Company issued stock purchase warrants to a service provider for the right to purchase 80,000 shares of the Company’s common stock at the price of $.25 per share. The warrants shall have a term of five years from the date of warrants issued. The warrants were valued at $0.19 per share using the Black-Scholes option pricing model.

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

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 12 – STOCK WARRANTS (continued)

The assumptions used in the Black-Scholes option pricing model are as follows:

	March 31,
	2008	2007
Weighted average fair value per option granted	N/A	$0.19
Risk-free interest rate	N/A	4.60%
Expected dividend yield	N/A	0.00%
Expected lives	N/A	5.00
Expected volatility	N/A	100.00%

The Company recognized a $14,440 and $110,437 stock warrants expense for the three months ended March 31, 2008 and 2007, respectively.

NOTE 13 – SUBSEQUENT EVENT

On April 25, 2008, the Company entered into a lease agreement for a studio space in Los Angeles, California, which will be used to offer Xflowsion, fitness and yoga classes along with retail items and incidental food. The lease calls for $22,000 rent per month for five years commencing on the earlier of either September 25, 2008, or the date the Company first opens the studio for business.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this report. In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

We are an early stage company that develops and markets proprietary branded personal health and wellness products, including yoga and fitness DVDs, nutraceuticals, and other products targeting the MBS (Mind/Body/Spirit) consumer. We have generated no revenues since inception through the first quarter of 2007. We began to generate revenue during the second quarter of 2007 and have generated approximately $85,186 in revenues to date. We incurred net losses of approximately $122,488 in 2005 $1,397,922 in 2006, and $1,849,636 in 2007. As of March 31, 2008, we had an accumulated deficit of $3,928,102. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Since April, 2004, we have dedicated our resources to developing our business plan and producing items that will appeal to the “wellness” conscious consumer, such as yoga and fitness DVDs.  In May 2007, we began to market and sell our initial Xflowsion products. We believe that our success depends upon our ability to successfully produce, market and distribute such products. After test-marketing the initial version of our infomercial, we recognized the need to shoot additional footage and to reedit it before airing it again. Due to capital constraints, we had to wait until our registration statement was declared effective by the Securities and Exchange Commission in order to raise capital. Our registration statement was declared effective on August 9, 2007, and we focused the remainder of 2007 raising capital and preparing to update our infomercial and implement our marketing strategy in 2008.

We expect our Xflowsion infomercial to be fully edited by the end of May 2008 and expect to begin airing it nationally sometime during the beginning of June 2008. We have not yet commenced other marketing initiatives outside of our infomercial as we believe other marketing will be complimentary to our infomercial, and thus will be more effective when released in conjunction to our infomercial. When our infomercial begins airing in June 2008, we plan to engage an online marketing company for banner and email marketing, Search Engine Optimization (SEO), affiliate marketing, and social media or “word of mouth” marketing. We also plan to increase our brand exposure and awareness of Xflowsion via a public relations campaign. Toward that end, we engaged The Rose Group for public relations services in May 2008. We are also exploring many opportunities for a reality TV show that would exploit the Xflowsion brand. We had an offer for Eric Paskel to appear in the “Biggest Loser” television program airing on the NBC television network, but declined due to NBC’s insistence on controlling Mr. Paskel’s name and likeness. The “Biggest Loser” opportunity has created other potential television opportunities that we are currently pursuing.

In addition to soon beginning our marketing campaign for our Xflowsion DVD series, we signed a lease to open an Xflowsion studio in Los Angeles, California that will offer Xflowsion, fitness, and yoga classes along with retail items and food and beverages. We expect our Xflowsion studio to open in September 2008. On March 26, 2008, we also engaged an author to write a diet, nutrition, and lifestyle book that we plan to self-publish and market direct to consumers. We expect the book to be completed in the third quarter of 2008 and our marketing initiatives for the book to begin in either the third or fourth quarter of 2008. We also expect to create an audio CD and downloadable series under our Dreams Realized™ brand name in the third quarter of 2008. The Dreams Realized audio series will provide strategies and tools for people to achieve better health, achieve better relationships, achieve success, reduce stress, and other topics related to lifestyle and healthy living. In addition, we engaged a consultant to assist in the development of our patent-pending proprietary yoga mat. We are currently working on a prototype design before going into production.

Critical Accounting Policies and Estimates

Presentation of Interim Information.

The accompanying financial statements as of March 31, 2008 and for the three months ended March 31, 2008, and 2007 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the U.S. GAAP for complete financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2008 and for the three months ended March 31, 2008, and 2007 have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

Revenue Recognition.

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

Use of Estimates.

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Net Loss per Share.

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

Stock Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $47,514 for the three months ended March 31, 2008.

New Accounting Pronouncements.

In March 2008, Financial Accounting Standards Board {“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in February 2009. Adoption of SFAS 161 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option For Financial Assets And Financial Liabilities - Including An Amendment of FASB Statement No. 115.” SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value, and establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for the Company’s fiscal year beginning August 1, 2008, with early adoption allowed only if SFAS No. 157 is also adopted. The Company is currently evaluating the potential impact of this standard on the financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-1 will be effective for the Company’s fiscal year beginning August 1, 2008. Currently, the Company does not anticipate that this statement will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007),“Business Combinations” (“SFAS No.141(R)”). SFAS No. 141(R) will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160,“Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 will be effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will be effective for the Company’s fiscal year beginning August 1, 2009. The Company is currently evaluating the potential impact of this standard on the financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31
	2008	2007
Sales	$2,759	$—
Cost of Sales	$144	$—
Gross Profit	$2,615	$—
Operating Expense	$514,600	$466,944
Operating Profit (Loss)	$(511,985)	$(466,944)
Other Expenses	$(3,208)	$(3,350)
Income Before Income Tax Expenses	$(515,193)	$(470,294)
Income Tax Expenses	$800	$800
Net Income (Loss)	$(515,993)	$(471,094)

Sales. Sales increased from $0 for the three months ended March 31, 2007 to $2,759 for the three months ended March 31, 2008. Sales increased because we generated no revenues since inception through the first quarter of 2007.

Cost of Sales. Cost of sales increased from $0 for the three months ended March 31, 2007 to $144 for the three months ended March 31, 2008. This increase is attributable to the fact that we generated no revenues since inception through the first quarter of 2007.

Gross Margin. Gross profit for the three months ended March 31, 2008 was $2,615 as compared to gross profit of $0 for the three months ended March 31, 2007.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended March 31, 2008 was $514,600 compared to $466,944 for the three months ended March 31, 2007, representing a 10.2% increase. The increase is attributable to expenses of approximately $186,855 related to infomercial production and related costs. These expenses included $121,675 for production and $52,295 of talent expenses for Joan Severance, Kiana Tom, and the winners of the American Gladiators television show. We also incurred approximately $82,000 related to non-cash expenses of option and warrant expense and amortization.

Operating Profit/Loss. Income from operations increased by 10.2% from losses of $466,944 in the three months of 2007 to losses of $511,985 in the first three months of 2008 as a result of incurring higher expenses related to the production of our infomercial for our Xflowsion DVD series.

Other Expenses. Other expenses consists solely of interest expense during the first quarters of 2008 and 2007. Interest expense was $3,208 in the first quarter of 2008 compared to $3,350 in the first quarter of 2007. This slight decrease was due to a reduction in the amount of a loan made by an officer of the Company.

Income Tax Expenses. Income tax expense for the three months ended 2008 and 2007 each amounted to $800.

Net Income/Loss. Net loss for the three months ended March 31, 2008 was $515,993 as compared to a net loss for the three months ended March 31, 2007 of $471,094, representing a 9.5% increase in net loss. The increase is a result of incurring higher expenses related to the production of our infomercial for our Xflowsion DVD series.

Liquidity and Capital Resources

As of March 31, 2008, we had working capital of $281,381. To satisfy current working capital needs, our Chief Executive Officer, Bill Glaser, loaned funds to the Company. Until we raise sufficient capital through the sale of our common stock, there is no guarantee that we will be able to meet current working capital needs if we do not receive additional loans from either our CEO or other individuals. We have fully incurred the production cost of our Xflowsion DVD series have incurred approximately half of the production costs of our infomercial, and plan to make financial investments in marketing for the next six months. We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 9 months beginning on April 1, 2008 will be approximately $1,060,000 as follows:

General and Administrative	$300,000
Inventory	100,000
Media (Airtime)	100,000
Marketing/Publicity	300,000
Legal	75,000
DVD/CD Production	100,000
Accounting	35,000
Product Development	50,000

As of March 31, 2008, we had cash equivalents of $490,651, which will meet our capital requirements for approximately the next 5 months. We believe that we need approximately an additional $570,000 to meet our capital requirements over the next 9 months. Our intention is to obtain this money through debt/equity financings. As of the date of this report, we have fully paid for our initial product inventory for 10,000 Xflowsion DVD units as well as all branding, web development, DVD production, editing and DVD authoring costs, and infomercial production costs.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. Expenses incurred that cannot be paid in stock, such as auditors' fees, will be paid through cash. There are no assurances that we will be able to meet our capital requirements or that our capital requirements will not increase. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to successfully market and sell our Xflowsion DVDs or other products and services.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws, as currently in effect (1)

4.1	Form of Warrant (1)

10.1	2006 Stock Plan (1)

10.2	Employment Agreement between uKarma Corporation and Bill Glaser dated January 1, 2006 (1)

10.3	Consulting Agreement between uKarma Corporation and Eric Paskel dated April 19, 2006 (1)

10.4	Consulting Agreement between uKarma Corporation and Craig Kulman dated February 13, 2006 (1)

10.5	Consulting Agreement between uKarma Corporation and Len Panzer dated February 28, 2006 (1)

10.6	Consulting Agreement between uKarma Corporation and Jeremy Koff dated May 5, 2006 (1)

10.7	Production Agreement between uKarma Corporation and The Tribal Vision Group, LLC d/b/a Yoga Tribe and Culture Productions dated June 15, 2006 (1)

10.8	Marketing Agreement between uKarma Corporation and Synthesis Marketing dated October 11, 2006 (1)

10.9	Marketing Agreement between uKarma Corporation and Much and House Public Relations dated October 11, 2006 (1)

10.10	Production Agreement between uKarma Corporation and Caudill and Associates dated November 2006 (1)

10.11	Option Agreement between Fred Tannous and Bill Glaser dated January 17, 2005 (1)

10.12	Promissory Note issued to Bill Glaser dated November 10, 2006 (1)

10.13	Promissory Note issued to Bill Glaser dated January 26, 2007 (1)

10.14	Warrant issued to Bill Glaser dated January 26, 2007 (1)

10.15	Promissory Note issued to Bill Glaser dated March 13, 2007 (2)

10.16	Common Stock Warrant issued to Bill Glaser dated March 13, 2007 (2)

10.17	Demand Promissory Note issued to Bill Glaser dated March 29, 2007 (2)

10.18	Common Stock Warrant issued to Bill Glaser dated March 29, 2007 (2)

10.19	Demand Promissory Note issued to Bill Glaser dated April 30, 2007 (2)

10.20	Promissory Note issued to Mark Abdou dated June 26, 2007 (2)

10.21	Common Stock Purchase Warrant issued to Mark Abdou dated June 26, 2007 (2)

10.22	Amendment to Option Agreement dated July 9, 2007 (3)

10.23	Notice of Exercise of Option dated July 9, 2007 (3)

10.24	Demand Promissory Note issued to Bill Glaser dated July 23, 2007(3)

10.25	Conversion Agreement between uKarma Corporation and Bill Glaser dated August 14, 2007 (4)

10.26	Video Distribution Agreement dated September 25, 2007 (5)

10.27	Abdou Conversion Agreement dated August 27, 2007 (6)

10.28	McDonald Conversion Agreement dated August 27, 2007 (6)

10.29	Lease dated April 25, 2008 (7)

31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Executive Officer *

31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Financial Officer *

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

(1)	Incorporated herein by reference to Form SB-2 filed with the SEC on February 12, 2007.

(2)	Incorporated herein by reference to Form SB-2 Amendment No. 1 filed with the SEC on June 28, 2007.

(3)	Incorporated herein by reference to Form SB-2 Amendment No. 4 filed with the SEC on August 6, 2007.

(4)	Incorporated herein by reference to Form 10-QSB filed with the SEC on August 20, 2007.

(5)	Incorporated herein by reference to Form 8-K filed with the SEC on October 4, 2007.

(6)	Incorporated herein by reference to Form 10-QSB filed with the SEC on November 19, 2007.

(7)	Incorporated herein by reference to Form 8-K filed with the SEC on May 1, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UKARMA CORPORATION
(Registrant)

Date: May 20, 2008	By:	/s/ Bill Glaser
Bill Glaser
Chief Executive Officer