Form 10-Q
period 2008-06-30
uKARMA CORP
filed 2008-08-19
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 24,583,384 issued and outstanding as of August 15, 2008.

UKARMA CORPORATION
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UKARMA CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$447,090	$483,564
Inventory	23,273	23,547
Payroll tax refund receivable	7,159	-
Prepaid expenses	82,086	55,146
Total Current Assets	559,608	562,257

Property and equipment, net of accumulated depreciation of $2,961 for 2008, and $1,929 for 2007	32,472	10,711

Other Assets
Production costs, net of accumulated amortization of $150,139 for 2008, and $99,393 for 2007	468,946	594,709
Deposit	25,734	3,734
Patent	10,358	10,358
Total Other Assets	505,038	608,801

TOTAL ASSETS	$1,097,118	$1,181,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$142,336	$56,987
Accrued expenses	31,484	33,288
Notes payable to related party	183,631	183,631
Total Current Liabilities	357,451	273,906

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000
shares authorized; 24,662,971 and 20,611,406 shares issued
and outstanding in 2008 and 2007, respectively	24,663	20,611
Preferred stock, $0.001 par value; 20,000,000 shares authorized,
none issued	-	-
Paid-in capital	5,696,822	4,152,161
Stock subscriptions	-	147,200
Accumulated deficit	(4,981,818)	(3,412,109)
Total Stockholders' Equity	739,667	907,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,097,118	$1,181,769

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)
For the three and six months ended June 30, 2008 and 2007

	For three months		For six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Sales	$2,663	$56,023	$5,422	$56,023

Cost of Sale	130	18,302	274	18,302
Gross Profit	2,533	37,721	5,148	37,721

Selling, General and Administrative Expenses	1,053,044	318,664	1,567,644	785,608

Operating Loss	(1,050,511)	(280,943)	(1,562,496)	(747,887)

Other Income (Expenses)
Gain on Sale of Securities	-	3,279	-	3,279
Interest Expense	(3,205)	(8,820)	(6,413)	(12,170)
Total Other Income (Expense)	(3,205)	(5,541)	(6,413)	(8,891)

Net Loss before Income Taxes	(1,053,716)	(286,484)	(1,568,909)	(756,778)
Provision for Income Taxes	-	-	800	800
Net Loss	$(1,053,716)	$(286,484)	$(1,569,709)	$(757,578)

Loss Per Share-Basic and Diluted	$(0.05)	$(0.02)	$(0.07)	$(0.05)

Weighted Average Number of Shares	22,662,462	15,561,322	22,095,602	15,504,224

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)
For the six months ended June 30, 2008, and 2007

	For six months ended
	June 30,
	2008	2007
Cash Flow from Operating Activities:
Net loss	$(1,569,709)	$(757,578)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation & amortization	51,778	34,638
Issuance of stock for services	459,480	30,647
Stock option expenses	129,093	95,029
Stock warrant expenses	14,440	110,437
Gain on sale of investment	-	(3,279)
(Increase) Decrease in:
Payroll tax refund receivable	(7,159)	-
Inventory	274	(27,940)
Prepaid expenses	(26,940)	35,845
Capitalized production costs	75,017	(27,029)
Deposit	(22,000)	-
Increase (Decrease) in:
Accounts payable	85,352	(61,432)
Accrued expenses	(1,807)	67,275
Net Cash Used by Operating Activities	(812,181)	(503,387)

Cash Flow from Investing Activities:
Purchase of property and equipment	(22,793)	(8,711)
Sale of investment	-	8,279
Patent	-	-
Net Cash Used by Investing Activities	(22,793)	(432)

Cash Flow from Financing Activities:
Bank overdraft	-	82,338
Proceeds from notes payable	-	30,000
Proceeds from officer advances	-	288,579
Repayments to officer advances	-	-
Proceeds from sale of stock	798,500	-
Net Cash Provided by Financing Activities	798,500	400,917

Net Decrease in Cash	(36,474)	(102,902)

Cash Balance at Beginning of Period	483,564	102,902

Cash Balance at End of Period	$447,090	$-

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

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

Presentation of Interim Information: The accompanying financial statements as of June 30, 2008 and for the three months and six months ended June 30, 2008, and 2007 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the U.S. GAAP for complete financial statements.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2008 and for the three months and six months ended June 30, 2008, and 2007 have been made. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended June 30, 2008 and 2007 was $522 and $510, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $1,032 and $724, respectively.

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

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the three months ended June 30, 2008 and 2007 was $115,191 and $48,806, respectively. Advertising expense for the six months ended June 30, 2008 and 2007 was $303,546 and $187,419, respectively.

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

Stock Based Compensation: Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $81,579 and $129,093 for the three months and six months ended June 30, 2008, respectively.

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses were $82,086 and $55,146 as of June 30, 2008 and December 31, 2007, respectively.

On April 25, 2008, the Company entered into an agreement with a coauthor for it's diet and nutrition book that it is self publishing and plans to market direct to consumers.  Pursuant to this agreement, the Company paid the coauthor a $10,000 advance against future royalties.  The Company will pay the coauthor a 5% royalty where uKarma acts as the publisher or a 2 1/2% royalty if uKarma engages a third party publisher after the $10,000 advance is recouped.

On March 26, 2008, the Company entered into an agreement with an author to write a book related to diet and nutrition that the Company plans to self publish and market directly to consumers. Pursuant to the agreement, the author will be paid a $40,000 advance on royalties with the following arrangement: $15,000 payable upon execution of the agreement; $15,000 payable on or before the completion and delivery of the first 50% of the book; and $10,000 on full completion, delivery, and acceptance of the book.  The $40,000 advance on royalties is based on the first 50,000 books sold. The author will receive a 5% royalty on sales above 50,000 books sold where the Company acts as the publisher and 2 1/2% royalty on sales above 50,0000 books sold if the Company engages a third party publisher. As of June 30, 2008, the Company is still in the preparation stage for the book publication and total advances in related to the book publication were $15,000.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – PREPAID EXPENSES (continued)

On April 19, 2006, the Company entered into an agreement with a consultant to provide consulting and advisory services for the Company, to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the projects rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company shall pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of June 30, 2008, there is a balance of $54,803 after advancing $75,000 and deducting royalties to the 2008 sales. Future royalty obligations will be deducted from the current balance.

On June 30, 2008, the Company also had $2,283 of advance legal retainer.

NOTE 4 – PRODUCTION COSTS

The Company capitalized costs incurred for recording seven fitness videos’ master copies. As of June 30, 2008, total costs of $619,085 were capitalized. All costs consisted of in-production costs only.

Commenced on the second quarter of 2007, the costs were amortized on a straight-line method over the estimated life of the recorded performances, which is five years. The Company recorded an amortization expense of $30,954 and $33,913 for the three months ended June 30, 2008 and 2007, respectively. The Company recorded an amortization expense of $50,745 and $33,913 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 5 – PATENT

The Company filed for a patent for three proprietary yoga mats, which it believes provide unique functions and benefits compared to yoga mats currently in the market. Through to date, the patent is still pending for approval.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)	(Audited)
Accrued Professional Fees	$6,000	$15,000
Accrued Interest	16,898	10,488
Employee Reimbursable	6,955	6,955
Accrued Sales Tax	31	45
Accrued Income Tax	1,600	800
Total Accrued Expenses	$31,484	$33,288

NOTE 7 – NOTES PAYABLE

The notes payable bear interest at 7% per annum and are due on demand. As of June 30, 2008, the balance was $183,631 and accrued interest of $16,898. As of December 31, 2007, the balance was $183,631 and accrued interest of $10,488.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY

The Board of Directors of the Company approved the issuance aggregate of 1,349,566 shares of Company’s common stocks to various providers in consideration of their services to the Company. The shares were valued and charged to operations at a price from $0.2326 to $0.35 per share or $459,480 of total. The valuation was based on the private placement offering in the second quarter of 2008 of $0.35 per share, with discounts, if applicable as per the service agreements.

During the six months ended June 30, 2008, the Company received $798,499 and sold 2,281,428 shares of the Company’s common stock pursuant to the August 6, 2007 offering at a price of $0.35 per share.

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net Loss	$(1,053,716)	$(286,484)	$(1,569,709)	$(757,578)
Denominator:
Weighted Average of Common Shares	22,662,462	15,561,322	22,095,602	15,504,224

Basic and Diluted Net Loss per Share	$(0.05)	$(0.02)	$(0.07)	$(0.05)

As the Company incurred net losses for the three months and six months ended June 30, 2008, the effect of dilutive securities totaling 2,937,143 and 2,925,715 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three months and six months ended June 30, 2007, the effect of dilutive securities totaling 1,550,000, 1,550,000 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

There were also 5,827,000 and 6,402,000 shares out-of-money stock options and warrants excluded from the calculation of diluted net loss per share for the six months ended June 30, 2008 and 2007, because their exercise prices were greater than the average fair market price of the common stock, respectively.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – STOCK OPTION

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

A summary of the status of stock options issued by the Company as of June 30, 2008 and 2007 is presented in the following table:

	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,250,000	$0.20	5,250,000	$0.20
Granted	-	-	-	-
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at end of period	5,250,000	$0.20	5,250,000	$0.20

Exercisable at end of period	2,666,667	$0.20	1,583,334	$0.20

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

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – 2008 STOCK OPTION PLAN (continued)

The following table sets forth additional information about stock options outstanding at June 30, 2008:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.20	5,250,000	7.21	$0.20	2,666,667
	5,250,000	7.21	$0.20	2,666,667

As of June 30, 2008, there was $390,908 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.97 years.

NOTE 11 – STOCK WARRANTS

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

The assumptions used in the Black-Scholes option pricing model are as follows:

	June 30,
	2008	2007
Weighted average fair value per option granted	N/A	$0.17
Risk-free interest rate	N/A	4.37%
Expected dividend yield	N/A	0.00%
Expected lives	N/A	10.00
Expected volatility	N/A	100.00%

None of stock warrants expense is recognized for both the three months ended June, 2008 and 2007. The Company recognized $110,437 stock warrants expense for the six months ended June 30, 2007.

NOTE 12 - LEASE AGREEMENT

On April 25, 2008, the Company entered into a lease agreement for a studio space in Los Angeles, California, which will be used to offer Xflowsion, fitness and yoga classes along with retail items and incidental food. The lease calls for $22,000 rent per month for five years commencing on the earlier of either September 25, 2008, or the date the Company first opens the studio for business. As of June 30, 2008, the Company has paid a deposit of $25,734 for the lease. As of June 30, 2008, the Company was in process of remodeling the studio.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

On July 10, 2008, the Company signed a letter of intent to acquire Yoga Shelter, LLC.

On July 7, 2008, the Board of Directors approved the issuance of an option to an employee to purchase 45,000 shares of its common stock at the exercise price of $0.35 per share. The term of the option is 5 year and subject to a vesting schedule of 15,000 shares on each anniversary of the grant date.

Subsequent to June 30, 2008, there was a repayment of $25,000 to notes payable to a related party.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Statements included in this management’s discussion and analysis of financial condition and results of operations, and in future filings by the company with the securities and exchange commission, in the company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the company’s actual results and could cause the company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the company and (ii) lack of resources to maintain the company’s good standing status and requisite filings with the securities and exchange commission. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this quarterly report.

Overview

We are an early stage company that develops and markets proprietary branded personal health and wellness products, including yoga and fitness DVDs, books and CDs, nutraceuticals, and other products targeting the mass market and MBS (Mind/Body/Spirit) consumers. We generated no revenues since inception through the first quarter of 2007. We began to generate revenue during the second quarter of 2007. We incurred net losses of approximately $122,488 in 2005 $1,397,922 in 2006, and $1,849,636 in 2007. As of June 30, 2008, we had an accumulated deficit of $4,981,818. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

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

We began airing our Xflowsion infomercial nationally on June 27, 2008.. We were pleased with the initial results of our infomercial airing and the revenues generated were booked in the third quarter. As is typical with infomercials, we’re commencing focus groups, so that we can make edits to elicit the greatest possible response. We plan to complete this process and re-air the infomercial in September 2008. In the meantime, we engaged an online marketing company for banner and email marketing, Search Engine Optimization (SEO), affiliate marketing, and social media or “word of mouth” marketing. We also plan to increase our brand exposure and awareness of Xflowsion and drive sales via a public relations campaign. Toward that end, we engaged The Rose Group for public relations services in May 2008. As a result, we have already gotten press coverage for our Xflowsion DVD series in People Magazine, The Washington Post, Trend Central, and other publications. We have gotten strong media interest and expect our products and brand to receive much upcoming press coverage. We are very encouraged by the response to our Xflowsion DVD series in the media and with consumers and via our marketing efforts. In the week prior to this report, we had our best sales week yet, with approximately $40,000 in sales.

During the third quarter we entered into a letter of intent (LOI) to acquire Yoga Shelter, LLC. Yoga Shelter currently operates four yoga and fitness studios in Michigan, three of which are corporately owned and one is jointly owned with an outside party pursuant to a licensing agreement. Yoga Shelter offers yoga and fitness classes, yoga teacher training programs, and travel and retreats throughout the world. In addition, Yoga Shelter owns Yoga Medics, LLC which provides customized and cost-effective medically based yoga programs to prevent injuries, prepare patients for surgery, rehabilitate them after surgery, and treat various ailments and conditions. All YogaMedics protocols are evidence-based, consistent with traditional clinical treatment models, and delivered by trained and certified YogaMedics expert professionals We expect to use Yoga Shelter as a platform to offer Xflowsion teacher training and retreats as well as expand our Xflowsion brand. We expect to complete the acquisition of Yoga Shelter sometime in the fourth quarter.

We are also exploring many opportunities for a reality TV show that would exploit the Xflowsion brand. We had an offer for Eric Paskel to appear in the “Biggest Loser” television program airing on the NBC television network, but declined due to NBC’s insistence on controlling Mr. Paskel’s name and likeness. The “Biggest Loser” opportunity has created other potential television opportunities that we are currently pursuing. During the third quarter, we signed with a talent agency to represent our reality TV show concept. We then met with several TV production companies and generated much interest. We are currently negotiating with a TV production company to produce and shop our show to TV networks. While there is no guarantee that we will be successful in producing and airing a TV show consistent with our products and brands, we believe that such a TV show would expose our products to potentially millions of viewers

In addition to beginning our marketing campaign for our Xflowsion DVD series, we signed a lease to open an Xflowsion studio in Los Angeles, California that will offer Xflowsion, fitness, and yoga classes along with retail items and food and beverages.. After completing the architectural plans, we obtained a permit and began construction. We expect our Xflowsion studio to open sometime in late 2008. On March 26, 2008, we also engaged an author to write a diet, nutrition, and lifestyle book that we plan to self-publish and market direct to consumers. We expect the book to be completed in the third quarter of 2008 and our marketing initiatives for the book to begin in either the third or fourth quarter of 2008. We also expect to create an audio CD and downloadable series under our Dreams Realized™ brand name in the third quarter of 2008. The Dreams Realized audio series will provide strategies and tools for people to achieve better health, achieve better relationships, achieve success, reduce stress, and other topics related to lifestyle and healthy living. In addition, we engaged a consultant to assist in the development of our patent-pending proprietary yoga mat. We are currently working on a prototype design before going into production.

Critical Accounting Policies and Estimates

Presentation of Interim Information.

The accompanying financial statements as of June 30, 2008 and for the six months ended June 30, 2008 and 2007 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the U.S. GAAP for complete financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2008 and for the six months ended June 30, 2008 and 2007 have been made. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Stock Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $129,093 for the six months ended June 30, 2008.

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 and 2007

	Three Months Ended June 30
	2008	2007
Sales	$2,663	$56,023
Cost of Sales	$130	$18,302
Gross Profit	$2,533	$37,721
Operating Expense	$1,053,044	$318,664
Operating Profit (Loss)	$(1,053,511)	$(280,943)
Other Income (Expense)	$(3,205)	$(5,541)
Income (Loss) Before Income Tax Expenses	$(1,053,716)	$(286,484)
Income Tax Expenses	$—	$—
Net Income (Loss)	$(1,053,716)	$(286,484)

Sales. Sales decreased from $56,023 for the three months ended June 30, 2007 to $2,663 for the three months ended June 30, 2008. Sales decreased because we were producing and editing an infomercial and not actively marketing our products during the quarter..

Cost of Sales. Cost of sales decreased from $18,302 for the three months ended June 30, 2007 to $130 for the three months ended June 30, 2008. This decrease is attributable to the fact that we were producing and editing an infomercial and not actively marketing our products during the quarter .

Gross Profit. Gross profit for the three months ended June 30, 2008 was $2,533 as compared to gross profit of $37,721 for the three months ended June 30, 2007.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended June 30, 2008 was $1,053,044 compared to $318,664 for the three months ended June 30, 2007, representing a 230% increase. The increase is attributable to approximately $608,000 of non-cash expenses including option expense, stock issued for services and finder fees, amortization and depreciation, and a charitable donation. We also incurred $45,000 of finders fees related to our IPO along with other IPO related expenses.

Operating Profit/Loss. Loss from operations increased by 274% from losses of $280,943 in the three months ended Jun 30, 2007 to losses of $1,050,511 in the three months ended June 30, 2008 as a result of greater non-cash expenses and expenses related to our IPO.

Other Income (Expenses). Other income consisted solely of gain on the sale of securities of $3,279 for the three months ended June 30, 2007 compared to none for the three months ended June 30, 2008. The decrease was due to no ownership or sale of other securities. Other expenses consisted solely of interest expense during the three months ended June 30, 2008 and 2007. Interest expense was $8,820 in the three months ended June 30, 2007 compared to $3,205 in the three months ended June 30, 2008. This decrease was due to a reduction in the amount of a loan made by an officer of the Company.

Income Tax Expenses. There was no income tax expense for the three months ended June 30, 2007 and 2008.

Net Income/Loss. Net loss for the three months ended June 30, 2008 was $1,053,716 as compared to a net loss for the three months ended June 30, 2007 of $286,484, representing a 268% increase in net loss. The increase is a result of greater non-cash expenses and expenses related to our IPO.

Comparison of Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30
	2008	2007
Sales	$5,422	$56,023
Cost of Sales	$274	$18,302
Gross Profit	$5,148	$37,721
Operating Expense	$1,567,644	$785,608
Operating Profit (Loss)	$(1,562,496)	$(747,887)
Other Income (Expense)	$(6,413)	$(8,891)
Income Before Income Tax Expenses	$(1,568,909)	$(756,778)
Income Tax Expenses	$800	$800
Net Income (Loss)	$(1,569,709)	$(757,578)

Sales. Sales decreased from $56,023 for the six months ended June 30, 2007 to $5,422 for the six months ended June 30, 2008. Sales decreased because we were producing and editing an infomercial and not actively marketing our products during the quarter .

Cost of Sales. Cost of sales decreased from $18,302 for the six months ended June 30, 2007 to $274 for the six months ended June 30, 2008. This decrease is attributable to the fact that we were producing and editing an infomercial and not actively marketing our products during the quarter .

Gross Profit. Gross profit for the six months ended June 30, 2008 was $5,148 as compared to gross profit of $37,721 for the six months ended June 30, 2007.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the six months ended June 30, 2008 was 1,567,644 compared to $785,608 for the six months ended June 30, 2007, representing a 100% increase. The increase is attributable to greater non-cash expenses and expenses related to our IPO, along with production and marketing expenses related to our infomercial.

Operating Profit/Loss. Loss from operations increased by 109% from losses of $747,887 in the six months ended Jun 30, 2007 to losses of $1,562,496 in the six months ended June 30, 2008 as a result of greater non-cash expenses and expenses related to our IPO, along with production and marketing expenses related to our infomercial.

Other Income (Expenses). Other income consisted solely of gain on the sale of securities of $3,279 for the six months ended June 30, 2007 compared to none for the six months ended June 30, 2008. The decrease was due to no ownership or sale of other securities . Other expenses consisted solely of interest expense during the six months ended June 30, 2008 and 2007. Interest expense was $12,170 in the six months ended June 30, 2007 compared to $6,413 in the six months ended June 30, 2008. This decrease was due to a reduction in the amount of a loan made by an officer of the Company.

Income Tax Expenses. There was $800 in income tax expense for the six months ended June 30, 2007 and 2008.

Net Income/Loss. Net loss for the six months ended June 30, 2008 was $1,569,709 as compared to a net loss for the six months ended June 30, 2007 of $757,578, representing a 107% increase in net loss. The increase is a result of greater non-cash expenses and expenses related to our IPO, along with production and marketing expenses related to our infomercial.

Liquidity and Capital Resources

As of June 30, 2008, we had working capital of $202,157. We have fully incurred the production cost of our Xflowsion DVD series and the production costs of our infomercial, and plan to make financial investments primarily in marketing for the next six months along with other product development related expenses. While we have satisfied our capital needs via the sale of our common along with loans and stock purchases from our Chief Executive Officer, Bill Glaser, there is no guarantee that we will be able to meet current working capital needs if we do not raise additional funds or generate positive cash flow from sales. We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months beginning on July 1, 2008 will be approximately $1,040,000 as follows:

General and Administrative	$350,000
Inventory	50,000
Media (Airtime)	75,000
Marketing/Publicity	100,000
Legal	75,000
DVD/CD Production	50,000
Accounting	40,000
Product Development	50,000
Retail Studio Development	250,000

As of June 30, 2008, we had cash equivalents of $447,090, which will meet our capital requirements for approximately the next six months. We believe that we need approximately an additional $595,000 to meet our capital requirements over the next 12 months. Our intention is to obtain this money through debt/equity financings as well as cash flow from sales. As of the date of this report, we have fully paid for our initial product inventory for 10,000 Xflowsion DVD units as well as all branding, web development, DVD production, editing and DVD authoring costs, and infomercial production costs.

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

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

(a)
On April 25, 2008, we entered into separate book agreements with Eric Paskel, the host of our Xflowsion DVD series, and Bill Glaser, our Chief Executive Officer, to collaborate with Dina Aronson to write a book related to the Xflowsion DVD series regarding diet and nutrition for marketing to the general public. Mr. Paskel will complete a minimum of two complete chapters in the book and will receive royalties of 5% of the Publisher’s Price where uKarma acts as the Publisher. If uKarma engages a third party publisher, the royalty will be negotiated in good faith based on the royalty uKarma receives in order to maintain a fair distribution of the royalty to all involved parties but no more than 2.5%. Mr. Glaser will write content throughout the book, including the introduction and full and partial chapters, and will review, edit and rewrite content as he deems appropriate. Mr. Glaser will receive royalties of 5% of the Publisher’s Price where uKarma acts as the Publisher. If uKarma engages a third party publisher, the royalty will be negotiated in good faith based on the royalty uKarma receives in order to maintain a fair distribution of the royalty to all involved parties.

On March 26, 2008, we entered into a book agreement with Dina Aronson to write a book related to the Xflowsion DVD series regarding diet and nutrition for marketing to the general public. Ms. Aronson will be paid $40,000 advance on royalties with the following arrangement: $15,000 payable upon execution of the agreement; $15,000 payable on or before the completion and delivery of the first 50% of the book; and $10,000 on full completion, delivery, and acceptance of the book. The $40,000 advance on royalties is based on the first 50,000 books sold. Ms. Aronson will receive a 5% royalty on sales above 50,000 books sold where uKarma acts as the publisher and 2.5% royalty on sales above 50,000 books sold if uKarma engages a third party publisher.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws, as currently in effect (1)

4.1	Form of Warrant (1)

10.1	2006 Stock Plan (1)

10.2	Employment Agreement between uKarma Corporation and Bill Glaser dated January 1, 2006 (1)

10.3	Consulting Agreement between uKarma Corporation and Eric Paskel dated April 19, 2006 (1)

10.4	Consulting Agreement between uKarma Corporation and Craig Kulman dated February 13, 2006 (1)

10.5	Consulting Agreement between uKarma Corporation and Len Panzer dated February 28, 2006 (1)

10.6	Consulting Agreement between uKarma Corporation and Jeremy Koff dated May 5, 2006 (1)

10.7	Production Agreement between uKarma Corporation and The Tribal Vision Group, LLC d/b/a Yoga Tribe and Culture Productions dated June 15, 2006 (1)

10.8	Marketing Agreement between uKarma Corporation and Synthesis Marketing dated October 11, 2006 (1)

10.9	Marketing Agreement between uKarma Corporation and Much and House Public Relations dated October 11, 2006 (1)

10.10	Production Agreement between uKarma Corporation and Caudill and Associates dated November 2006 (1)

10.11	Option Agreement between Fred Tannous and Bill Glaser dated January 17, 2005 (1)

10.12	Promissory Note issued to Bill Glaser dated November 10, 2006 (1)

10.13	Promissory Note issued to Bill Glaser dated January 26, 2007 (1)

10.14	Warrant issued to Bill Glaser dated January 26, 2007 (1)

10.15	Promissory Note issued to Bill Glaser dated March 13, 2007 (2)

10.16	Common Stock Warrant issued to Bill Glaser dated March 13, 2007 (2)

10.17	Demand Promissory Note issued to Bill Glaser dated March 29, 2007 (2)

10.18	Common Stock Warrant issued to Bill Glaser dated March 29, 2007 (2)

10.19	Demand Promissory Note issued to Bill Glaser dated April 30, 2007 (2)

10.20	Promissory Note issued to Mark Abdou dated June 26, 2007 (2)

10.21	Common Stock Purchase Warrant issued to Mark Abdou dated June 26, 2007 (2)

10.22	Amendment to Option Agreement dated July 9, 2007 (3)

10.23	Notice of Exercise of Option dated July 9, 2007 (3)

10.24	Demand Promissory Note issued to Bill Glaser dated July 23, 2007(3)

10.25	Conversion Agreement between uKarma Corporation and Bill Glaser dated August 14, 2007 (4)

10.26	Video Distribution Agreement dated September 25, 2007 (5)

10.27	Abdou Conversion Agreement dated August 27, 2007 (6)

10.28	McDonald Conversion Agreement dated August 27, 2007 (6)

10.29	Lease dated April 25, 2008 (7)

10.30	Paskel Book Agreement dated April 25, 2008 *

10.31	Glaser Book Agreement dated April 25, 2008 *

10.32	Aronson Book Agreement dated March 26, 2008 *

31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Executive Officer *

31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Financial Officer *

32.1	Section 1350 Certification by the Company’s Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

(1)	Incorporated herein by reference to Form SB-2 filed with the SEC on February 12, 2007.

(2)	Incorporated herein by reference to Form SB-2 Amendment No. 1 filed with the SEC on June 28, 2007.

(3)	Incorporated herein by reference to Form SB-2 Amendment No. 4 filed with the SEC on August 6, 2007.

(4)	Incorporated herein by reference to Form 10-QSB filed with the SEC on August 20, 2007.

(5)	Incorporated herein by reference to Form 8-K filed with the SEC on October 4, 2007.

(6)	Incorporated herein by reference to Form 10-QSB filed with the SEC on November 19, 2007.

(7)	Incorporated herein by reference to Form 8-K filed with the SEC on May 1, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UKARMA CORPORATION
(Registrant)

Date: August 19, 2008	By:	/s/ Bill Glaser
Bill Glaser
Chief Executive Officer and Chief Financial Officer