Form 10-Q
period 2008-09-30
uKARMA CORP
filed 2008-11-19
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 333-140633

UKARMA CORPORATION
(Exact name of registrant as specified in it charter)

Nevada	68-048-2472
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

499 North Canon Drive, Suite 308
Beverly Hills, CA 90210
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 25,235,950 issued and outstanding as of November 15, 2008.

UKARMA CORPORATION
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UKARMA CORPORATION

BALANCE SHEETS

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$96,571	$483,564
Accounts receivable	1,965	-
Prepaid expenses	79,357	55,146
Inventory	19,933	23,547
Payroll tax refund receivable	7,159	-
Total Current Assets	204,985	562,257

Property and equipment, net of accumulated depreciation of $3,770 for 2008, and $1,929 for 2007	139,600	10,711

Other Assets
Production costs, net of accumulated amortization of $181,093 for 2008, and $99,393 for 2007
Deposit	31,791	3,734
Patent	10,358	10,358
Total Other Assets	480,141	608,801

TOTAL ASSETS	$824,726	$1,181,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$191,009	$56,987
Accrued expenses	53,059	33,288
Notes payable to related party	148,630	183,631
Total Current Liabilities	392,698	273,906

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,989,221 and 20,611,406 shares issue and outstanding in 2008 and 2007, respectively	24,989	20,611
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued	-	-
Paid-in capital	5,836,481	4,152,161
Stock subscriptions	-	147,200
Accumulated deficit	(5,429,442)	(3,412,109)
Total Stockholders' Equity	432,028	907,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$824,726	$1,181,769

The accompanying notes are an integral part of these unaudited financial statements

UKARMA CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)
For the nine months ended September 30, 2008 and 2007

	For three months		For nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Sales	$70,215	$19,343	$75,637	$75,366

Cost of Sale	3,340	4,322	3,614	22,624
Gross Profit	66,875	15,021	72,023	52,742

Selling, General and Administrative Expenses	511,023	449,080	2,079,374	1,234,689

Operating Loss	(444,148)	(434,059)	(2,007,351)	(1,181,947)

Other Income (Expenses)
Gain on Sale of Securities	-	-	-	3,279
Interest Expense	(2,769)	(113,101)	(9,182)	(125,271)
Total Other Income (Expense)	(2,769)	(113,101)	(9,182)	(121,992)

Net Loss before Income Taxes	(446,917)	(547,160)	(2,016,533)	(1,303,939)

Provision for Income Taxes	-	-	800	800

Net Loss	$(446,917)	$(547,160)	$(2,017,333)	$(1,304,739)

Loss Per Share-Basic and Diluted	$(0.02)	$(0.03)	$(0.09)	$(0.08)

Weighted Average Number of Shares	25,395,786	16,486,984	22,999,257	16,486,984

The accompanying notes are an integral part of these unaudited financial statements

UKARMA CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)
For the nine months ended September 30, 2008 and 2007

	For nine months ended
	September 30,
	2008	2007
Cash Flow from Operating Activities:
Net loss	$(2,017,333)	$(1,304,739)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	1,841	1,235
Amortization of production costs	81,700	64,896
Issuance of stock for services	486,704	152,360
Stock option expenses	180,604	142,543
Stock warrant expenses	14,440	110,437
Non-cash interest expense	-	104,073
Gain on sale of investment	-	(3,279)
(Increase) Decrease in:
Accounts receivable	(1,965)	-
Prepaid expenses	(31,370)	71,919
Inventory	3,614	(25,392)
Capitalized production costs	75,017	(41,084)
Deposit	(28,057)	-
Increase (Decrease) in:
Accounts payable	152,022	(12,767)
Accrued expenses	1,771	83,019
Net Cash Used by Operating Activities	(1,081,012)	(656,779)
Cash Flow from Investing Activities:
Purchase of property and equipment	(130,730)	(8,711)
Sale of investment	-	8,279
Net Cash Used by Investing Activities	(130,730)	(432)
Cash Flow from Financing Activities:
Bank overdraft	-	77,729
(Repayments of) Proceeds from notes payable	(35,001)	50,000
Proceeds from officer advances	-	308,630
Stock subscriptions	-	117,950
Proceeds from sale of stock	859,750	-
Net Cash Provided by Financing Activities	824,749	554,309
Net Decrease in Cash	(386,993)	(102,902)
Cash Balance at Beginning of Period	483,564	102,902
Cash Balance at End of Period	$96,571	$-

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$800	$-
Noncash Investment and Financing Activities:
Conversion of notes payable and accrued interest into common stock	$-	$260,186

The accompanying notes are an integral part of these unaudited financial statements

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

Presentation of Interim Information: The accompanying financial statements as of September 30, 2008 and for the three months and nine months ended September 30, 2008, and 2007 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the U.S. GAAP for complete financial statements.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2008 and for the three months and nine months ended September 30, 2008, and 2007 have been made. The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended September 30, 2008 and 2007 was $809 and $511, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $1,841 and $1,235, respectively.

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

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the three months ended September 30, 2008 and 2007 was $8,025 and $30,941, respectively. Advertising expense for the nine months ended September 30, 2008 and 2007 was $312,011 and $218,360, respectively.

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

Stock Based Compensation: Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $51,511 and $184,604 for the three months and nine months ended September 30, 2008.

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses were $79,357 and $55,146 as of September 30, 2008 and December 31, 2007, respectively.

On September 30, 2008, the Company also had $2,283 of legal retainer and $2,890 of advance rental expenses.

On April 25, 2008, the Company entered into an agreement with a coauthor for its diet and nutrition book that it is self publishing and plans to market direct to customers. Pursuant to this agreement, the Company paid the coauthor a $10,000 advance against future royalties. The Company will pay the coauthor a 5% royalty were uKarma acts as the publisher or a 2 ½% royalty if uKarma engages a third party publisher after the $10,000 advance is recouped.

NOTE 3 - PREPAID EXPENSES (continued)

On March 26, 2008, the Company entered into an agreement with an author to write a book related to diet and nutrition that the Company plans to self publish and market directly to consumers. Pursuant to the agreement, the author will be paid a $40,000 advance on royalties with the following arrangement: $15,000 payable upon execution of the agreement; $15,000 payable on or before the completion and delivery of the first 50% of the book; and $10,000 on full completion, delivery, and acceptance of the book.  The $40,000 advance on royalties is based on the first 50,000 books sold. The author will receive a 5% royalty on sales above 50,000 books sold where the Company acts as the publisher and 2 1/2% royalty on sales above 50,0000 books sold if the Company engages a third party publisher. As of September 30, 2008, the Company is still in the preparation stage for the book publication and total advances in related to the book publication were $15,000.

On April 19, 2006, the Company entered into an agreement with a consultant to provide consulting and advisory services for the Company, to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the projects rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company shall pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of September 30, 2008, there is a balance of $59,184 after advancing $70,000 and deducting royalties to the 2008 sales. Future royalty obligations will be deducted from the current balance.

NOTE 4 - PRODUCTION COSTS

The Company capitalized costs incurred for recording seven fitness videos’ master copies. As of September 30, 2008, total costs of $619,085 were capitalized. All costs consisted of in-production costs only.

Commenced on the second quarter of 2007, the costs were amortized on a straight-line method over the estimated life of the recorded performances, which is five years. The Company recorded an amortization expense of $30,955 and $30,983 for the three months ended September 30, 2008 and 2007, respectively. The Company recorded an amortization expense of $81,700 and $64,896 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 5 - PATENT

The Company filed for a patent for three proprietary yoga mats, which it believes provide unique functions and benefits compared to yoga mats currently in the market. Through to date, the patent is still pending for approval.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)	(Audited)
Accrued Interest	$37,667	$10,488
Accrued Professional Fees	6,000	15,000
Employee Reimbursable	6,955	6,955
Accrued Sales Tax	43	45
Accrued Income Tax	800	800
Others	1,594	-
Total Accrued Expenses	$53,059	$33,288

NOTE 7 - NOTES PAYABLE

The notes payable bear interest at 7% per annum and are due on demand. As of September 30, 2008, the balance was $148,630 and accrued interest of $19,667. As of December 31, 2007, the balance was $183,631 and accrued interest of $10,488.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2008, the Company received $859,750 and sold 2,456,428 shares of the Company’s common stock pursuant to the August 6, 2007 offering at a price of $0.35 per share.

On September 18, 2008, the Board of Directors approved to issue 90,000 shares of common stock, valued at $0.20 per share or $18,000, to an outside consultant in consideration of legal services rendered to the Company. As of September 30, 2008, the shares were not issued by the Company and it was accrued as professional fees.

The Board of Directors of the Company approved the issuance aggregate of 1,500,816 shares of Company’s common stocks to various providers in consideration of their services to the Company. The shares were valued and charged to operations at a price of from $0.2326 to $0.35 per share or $486,704 of total. The valuation was based on the,Company’s registered offering priced at $0.35 or the prevailing market price of its stock at the date shares were issued, with discounts, if applicable as per the service agreements.

NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For nine months ended
	September 30,		September 30,
Numerator:	2008	2007	2008	2007
Net Loss	$(446,917)	$(547,160)	$(2,017,333)	$(1,304,739)
Denominator:
Weighted Average of Common Shares	25,395,786	16,486,984	22,999,257	16,486,984

Basic and Diluted Net Loss per Share	$(0.02)	$(0.03)	$(0.09)	$(0.08)

As the Company incurred net losses for the three months and nine months ended September 30, 2008, the effect of dilutive securities totaling 3,166,667 and 3,821,667 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three months and nine months ended September 30, 2007, the effect of dilutive securities totaling 2,914,286 and 2,004,762 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

There were also 5,827,000 and 5,827,000 shares out-of-money stock options and warrants excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2008 and 2007, respectively, because their exercise prices were greater than the average fair market price of the common stock.

NOTE 10 - 2008 STOCK OPTION PLAN

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

NOTE 10 - 2008 STOCK OPTION PLAN (continued)

A summary of the status of stock options issued by the Company as of September 30, 2008 and 2007 is presented in the following table:

	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,250,000	$0.20	5,250,000	$0.20
Granted	45,000	-	-	-
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at end of period	5,295,000	$0.20	5,250,000	$0.20

Exercisable at end of period	3,166,667	$0.20	2,083,334	$0.20

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

	2008	2007
Weighted average fair value per option granted	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected lives	N/A	N/A
Expected volatility	N/A	N/A

The following table sets forth additional information about stock options outstanding at September 30, 2008:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.20	5,295,000	7	$0.20	3,166,667
	5,295,000	7	$0.20	3,166,667

As of September 30, 2008, there was $344,437 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.72 years.

NOTE 11 - STOCK WARRANTS

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

None of stock warrants expense is recognized for the three months ended September, 2008 and 2007. The Company recognized a $14,440 and $110,437 stock warrants expense for the nine months ended September 30, 2008 and 2007.

NOTE 12 - LEASE AGREEMENTS

On September, 2008, the Company relocated its corporate office from Santa Monica to Beverly Hills and entered into a new lease agreement that expires on March 31, 2009. The lease calls for approximately $2,800 rent per month during the term of the lease.

On April 25, 2008, the Company entered into a lease agreement for a studio space in Los Angeles, California, which will be used to offer Xflowsion, fitness and yoga classes along with retail items and incidental food. The lease calls for $22,000 rent per month for five years commencing on the earlier of either September 25, 2008, or the date the Company first opens the studio for business. Presently, the Company is in process of remodeling the studio.

NOTE 13 - PENDING ACQUISITION

On July 10, 2008, the Company signed a letter of intent to acquire Yoga Shelter, LLC. The acquisition has been delayed due to market fluctuations, and the parties are continuing dialog about exploring ways to work together and are planning to revisit the acquisition or other ways to collaborate at a later time in the future.

NOTE 14 - SUBSEQUENT EVENT

The Company has received approximately $300,000 worth of subscriptions from a private stock offering to accredited investors.

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

Overview

We are an early stage company that develops and markets proprietary branded personal health and wellness products, including yoga and fitness DVDs, books and CDs, nutraceuticals, and other products targeting the mass market and MBS (Mind/Body/Spirit) consumers. We began to generate revenue during the second quarter of 2007. We incurred net losses of approximately $122,488 in 2005, $1,397,922 in 2006, and $1,849,636 in 2007. As of Septmber 30, 2008, we had an accumulated deficit of $5,429,442. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

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

We began airing our Xflowsion infomercial nationally on June 27, 2008.  Infomercials, typically go through a period of on-air testing and other means such as focus groups to obtain feedback that can be used to make edits designed to elicit the greatest consumer response. We have been going through such a process and conducted a focus group during the third quarter of this year. We had a very high percentage (approximately 80%) of the participants who were interested in buying our Xflowsion DVD series. Overall, the focus group feedback revealed a strong interest in the Xflowsion workout and instructor Eric Paskel and confirmed the potential for Xflowsion to sell well. We have been using the feedback we received from the focus group and on-air infomercial testing to tweak our branding and edit our infomercial so we can maximize the potential response and sales by consumers. We plan to begin airing the updated version of our infomercial sometime in January 2009. January tends to be one of the best times of years for fitness and wellness products due to New Year’s resolutions. In addition to our infomercial, our Xflowsion DVD series has been approved for sale on QVC and we have finalized the economic terms of our relationship with QVC. We expect that the first air date on QVC will be sometime in January 2009.  Along with our infomercial and QVC, we will be utilizing online marketing for banner and email marketing, Search Engine Optimization (SEO), affiliate marketing, and social media or “word of mouth” marketing. We also plan to increase our brand exposure and awareness of Xflowsion and drive sales via a public relations campaign. Toward that end, Xflowsion has been profiled in People Magazine, People.com, TMZ, The National Enquirer and many other publications. We have gotten strong media interest and expect our products and brand to receive much upcoming press coverage including feature stories in Fitness Magazine and Shape Magazine. We are very encouraged by the response to our Xflowsion DVD series in the media and with consumers and via our marketing efforts.

We are also exploring many opportunities for a reality TV show that would exploit the Xflowsion brand. We had an offer for Eric Paskel to appear in the “Biggest Loser” television program airing on the NBC television network, but declined due to NBC’s insistence on controlling Mr. Paskel’s name and likeness. The “Biggest Loser” opportunity has created other potential television opportunities that we are currently pursuing. During the third quarter, we signed with a talent agency to represent our reality TV show concept. We then met with several TV production companies and generated much interest. We are currently negotiating with a TV production company to produce and shop our show to TV networks. While there is no guarantee that we will be successful in producing and airing a TV show consistent with our products and brands, we believe that such a TV show would expose our products to potentially millions of viewers.

In addition to beginning our marketing campaign for our Xflowsion DVD series, we signed a lease to open an Xflowsion studio in Los Angeles, California that will offer Xflowsion, fitness, and yoga classes along with retail items and food and beverages. After completing the architectural plans, we obtained a permit and began construction. As of the date of this report, the construction for our leasehold improvements has been progressing with an expected completion during December 2008. As such, we expect our Xflowsion studio to open sometime in January 2009. On March 26, 2008, we also engaged an author to write a diet, nutrition, and lifestyle book that we plan to self-publish and market direct to consumers. We expect the book to be completed in the fourth quarter of 2008 and our marketing initiatives for the book to begin during the first quarter of 2009. We also expect to create an audio CD and downloadable series under our Dreams Realized™ brand name in the fourth quarter of 2008. The Dreams Realized audio series will provide strategies and tools for people to achieve better health, achieve better relationships, achieve success, reduce stress, and other topics related to lifestyle and healthy living. In addition, we engaged a consultant to assist in the development of our patent-pending proprietary yoga mat. We are currently working on a prototype design before going into production.

Critical Accounting Policies and Estimates

Presentation of Interim Information.

The accompanying financial statements as of September 30, 2008 and for the nine months ended September 30, 2008 and 2007 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the U.S. GAAP for complete financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2008 and for the nine months ended September 30, 2008 and 2007 have been made. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Stock Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $180,604 for the nine months ended September 30, 2008.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

	Three Months Ended September 30
	2008	2007
Sales	$70,215	$19,343
Cost of Sales	$3,340	$4,322
Gross Profit	$66,875	$15,021
Operating Expense	$511,023	$449,080
Operating Profit (Loss)	$(444,148)	$(434,059)
Other Income (Expense)	$(2,769)	$(113,101)
Income (Loss) Before Income Tax Expenses	$(446,917)	$(286,484)
Income Tax Expenses	$--	$--
Net Income (Loss)	$(446,917)	$(547,160)

Sales. Sales increased from $19,343 for the three months ended September 30, 2007 to $70,215 for the three months ended September 30, 2008. Sales increased because of the airing of our infomercial and publicity of our products in People Magazine and other publications..

Cost of Sales. Cost of sales decreased from $4,322 for the three months ended September 30, 2007 to $3,340 for the three months ended September 30, 2008. This decrease is attributable to negligible changes in materials cost.

Gross Profit. Gross profit for the three months ended September 30, 2008 was $66,875 as compared to gross profit of $15,021 for the three months ended September 30, 2007.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended September 30, 2008 was $511,023 compared to $449,080 for the three months ended September 30, 2007, representing a 13.8% increase. The increase is attributable to additional editing costs of our infomercial along with stock issued to consultants..

Operating Profit/Loss. Loss from operations increased by 55% from losses of $286,484 in the three months ended September 30, 2007 to losses of $444,148 in the three months ended September 30, 2008 as a result of non cash expenses related to stock issuances and warrants along with additional production and publicity costs..

Other Income (Expenses). Other expenses consisted solely of interest expense during the three months ended September 30, 2008 and 2007. Interest expense was $113,101 in the three months ended September 30, 2007 compared to $2,769 in the three months ended September 30, 2008. This decrease was due to options that were issued in 2007 that were expensed.

Income Tax Expenses. There was no income tax expense for the three months ended September 30, 2007 and 2008.

Net Income/Loss. Net loss for the three months ended September 30, 2008 was $446,917 as compared to a net loss for the three months ended September 30, 2007 of $547,160, representing a 18.3% decrease in net loss. The decrease is a result of fewer expenses related to stock issuances..

Comparison of Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30
	2008	2007
Sales	$75,637	$75,366
Cost of Sales	$3,614	$22,624
Gross Profit	$72,023	$52,742
Operating Expense	$2,079,374	$1,234,689
Operating Profit (Loss)	$(2,007,351)	$(1,181,947)
Other Income (Expense)	$(9,182)	$(121,992)
Income (Loss) Before Income Tax Expenses	$(2,016,533)	$(1,303,939)
Income Tax Expenses	$800	$800
Net Income (Loss)	$(2,017,333)	$(1,304,739)

Sales. Sales increased slightly from $75,366 for the nine months ended September 30, 2007 to $75,637 for the nine months ended September 30, 2008. Sales were comparable in both periods..

Cost of Sales. Cost of sales decreased from $22,624 for the nine months ended September 30, 2007 to $3,614 for the nine months ended September 30, 2008. This decrease is attributable to the fact that we had already had inventory on hand and didn’t have to produce further inventory..

Gross Profit. Gross profit for the nine months ended September 30, 2008 was $72,023 as compared to gross profit of $52,742 for the nine months ended September 30, 2007.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the nine months ended September 30, 2008 was $2,079,374 compared to $1,234,689 for the nine months ended September 30, 2007, representing a 68.4% increase. The increase is attributable to additional editing costs of infomercial along with stock issued to consultants.

Operating Profit/Loss. Loss from operations increased by 53.9% from losses of $1,304,739 in the nine months ended September 30, 2007 to losses of $2,007,351 in the nine months ended September 30, 2008 as a result of additional editing costs of infomercial along with stock issued to consultants.

Other Income (Expenses). Other income consisted solely of gain on the sale of securities of $3,279 for the nine months ended September 30, 2007 compared to none for the nine months ended September 30, 2008. The decrease was due to no ownership or sale of other securities . Other expenses consisted solely of interest expense during the nine months ended September 30, 2008 and 2007. Interest expense was $125,271 in the nine months ended September 30, 2007 compared to $9,182 in the nine months ended September 30, 2008. This decrease was due to options that were issued in 2007 that were expensed.

Income Tax Expenses. There was $800 in income tax expense for the nine months ended September 30, 2007 and 2008.

Net Income/Loss. Net loss for the nine months ended September 30, 2008 was $2,017,333 as compared to a net loss for the nine months ended September 30, 2007 of $1,304,739 representing a 54.6% increase in net loss. The increase is a result of additional advertisement and infomercial expenses as well as consulting services.

Liquidity and Capital Resources

As of September 30, 2008, we had working capital of $(187,713). We have fully incurred the production cost of our Xflowsion DVD series and the production costs of our infomercial, and plan to make financial investments primarily in marketing for the next six months along with other product development related expenses. While we have satisfied our capital needs via the sale of our common stock along with loans and stock purchases from our Chief Executive Officer, Bill Glaser, there is no guarantee that we will be able to meet current working capital needs if we do not raise additional funds or generate positive cash flow from sales. We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months beginning on October 1, 2008 will be approximately $845,000 as follows:

General and Administrative	$350,000
Inventory	25,000
Media (Airtime)	50,000
Marketing/Publicity	125,000
Legal	40,000
DVD/CD Production	50,000
Accounting	55,000
Product Development	50,000
Retail Studio Development	100,000

As of September 30, 2008, we had cash equivalents of $204,985, which will meet our capital requirements for approximately the next six months. We believe that we need approximately an additional $640,000 to meet our capital requirements over the next 12 months. Our intention is to obtain this money through debt/equity financings as well as cash flow from sales. As of the date of this report, we have fully paid for our initial product inventory for 10,000 Xflowsion DVD units as well as all branding, web development, DVD production, editing and DVD authoring costs, and infomercial production costs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2008, we issued 151,250 shares of our common stock to a consultant as payment for services rendered to the Company. On September 26, 2008, we issued 250,000 shares of our common stock to a consultant as payment for investor relations services rendered to the Company.

For both of these issuances, we relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholders took the shares for investment purposes without a view to distribution and had access to information concerning uKarma and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders’ dealings with companies similar to ours, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws, as currently in effect (1)

4.1	Form of Warrant (1)

10.1	2006 Stock Plan (1)

10.2	Employment Agreement between uKarma Corporation and Bill Glaser dated January 1, 2006 (1)

10.3	Consulting Agreement between uKarma Corporation and Eric Paskel dated April 19, 2006 (1)

10.4	Consulting Agreement between uKarma Corporation and Craig Kulman dated February 13, 2006 (1)

10.5	Consulting Agreement between uKarma Corporation and Len Panzer dated February 28, 2006 (1)

10.6	Consulting Agreement between uKarma Corporation and Jeremy Koff dated May 5, 2006 (1)

10.7	Production Agreement between uKarma Corporation and The Tribal Vision Group, LLC d/b/a Yoga Tribe and Culture Productions dated June 15, 2006 (1)

10.8	Marketing Agreement between uKarma Corporation and Synthesis Marketing dated October 11, 2006 (1)

10.9	Marketing Agreement between uKarma Corporation and Much and House Public Relations dated October 11, 2006 (1)

10.10	Production Agreement between uKarma Corporation and Caudill and Associates dated November 2006 (1)

10.11	Option Agreement between Fred Tannous and Bill Glaser dated January 17, 2005 (1)

10.12	Promissory Note issued to Bill Glaser dated November 10, 2006 (1)

10.13	Promissory Note issued to Bill Glaser dated January 26, 2007 (1)

10.14	Warrant issued to Bill Glaser dated January 26, 2007 (1)

10.15	Promissory Note issued to Bill Glaser dated March 13, 2007 (2)

10.16	Common Stock Warrant issued to Bill Glaser dated March 13, 2007 (2)

10.17	Demand Promissory Note issued to Bill Glaser dated March 29, 2007 (2)

10.18	Common Stock Warrant issued to Bill Glaser dated March 29, 2007 (2)

10.19	Demand Promissory Note issued to Bill Glaser dated April 30, 2007 (2)

10.20	Promissory Note issued to Mark Abdou dated June 26, 2007 (2)

10.21	Common Stock Purchase Warrant issued to Mark Abdou dated June 26, 2007 (2)

10.22	Amendment to Option Agreement dated July 9, 2007 (3)

10.23	Notice of Exercise of Option dated July 9, 2007 (3)

10.24	Demand Promissory Note issued to Bill Glaser dated July 23, 2007(3)

10.25	Conversion Agreement between uKarma Corporation and Bill Glaser dated August 14, 2007 (4)

10.26	Video Distribution Agreement dated September 25, 2007 (5)

10.27	Abdou Conversion Agreement dated August 27, 2007 (6)

10.28	McDonald Conversion Agreement dated August 27, 2007 (6)

10.29	Lease dated April 25, 2008 (7)

10.30	Paskel Book Agreement dated April 25, 2008 (8)

10.31	Glaser Book Agreement dated April 25, 2008 (8)

10.32	Aronson Book Agreement dated March 26, 2008 (8)

10.33	Kenquest Lease Agreement dated September 4, 2008 (9)

31	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer *

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 — Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

(1)	Incorporated herein by reference to Form SB-2 filed with the SEC on February 12, 2007.

(2)	Incorporated herein by reference to Form SB-2 Amendment No. 1 filed with the SEC on June 28, 2007.

(3)	Incorporated herein by reference to Form SB-2 Amendment No. 4 filed with the SEC on August 6, 2007.

(4)	Incorporated herein by reference to Form 10-QSB filed with the SEC on August 20, 2007.

(5)	Incorporated herein by reference to Form 8-K filed with the SEC on October 4, 2007.

(6)	Incorporated herein by reference to Form 10-QSB filed with the SEC on November 19, 2007.

(7)	Incorporated herein by reference to Form 8-K filed with the SEC on May 1, 2008.

(8)	Incorporated herein by reference to Form 10-Q filed with the SEC on August 19, 2008.

(9)	Incorporated herein by reference to Form 8-K filed with the SEC on September 10, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UKARMA CORPORATION
(Registrant)

Date: November 19, 2008	By:	/s/ Bill Glaser
Bill Glaser
Chief Executive Officer and Chief Financial Officer