Form 10-K
period 2008-12-31
uKARMA CORP
filed 2009-05-14
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

At June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,831,314, based on a closing price of $0.35 per share and 13,803,754 shares of common stock.

Number of shares of common stock outstanding as of May 12, 2009: 33,121,961

TABLE OF CONTENTS

		Page
FORWARD-LOOKING STATEMENTS

PART I

Item 1.	Business	4
Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 8.	Financial Statements and Supplementary Data	15
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 9A.	Controls and Procedures	16

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	18
Item 11.	Executive Compensation	19
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence	22
Item 14.	Principal Accounting Fees and Services	22

PART IV

Item 15.	Exhibits, Financial Statement Schedules	23

SIGNATURES

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the fiscal year ended December 31, 2008 contains "forward-looking" statements including statements regarding our expectations of our future operations.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue," or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships.  In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report.  All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

When used in this annual report, the terms the "Company," "uKarma," "we," "us," "our," and similar terms refer to uKarma Corporation, a Nevada corporation.

PART I

ITEM 1.  BUSINESS

Overview

We were incorporated in Nevada on June 26, 2001 under the name “OM Capital Corporation,” and changed our name to “uKarma Corporation” on April 20, 2004.

We develop and market proprietary branded personal health and wellness products, including fitness DVDs and mind, body, and spirit goods and services, for fitness and health-conscious consumers.  Our product lines target the rapidly growing tens of millions that are seeking to enrich their physical, spiritual, and mental wellness.

We launched our initial products, a fitness DVD series called Xflowsion, through an infomercial and other marketing initiatives. The goal of the infomercial is to generate initial working capital and build a community of loyal customers.  From there, we plan on expanding our product offerings into proprietary branded products primarily within the fitness/well-being multimedia and nutraceutical markets.  As our brand image builds, we intend to extend our brand systematically to other complementary consumer products that meet our stringent product guidelines and are consistent with our message of “total health and happiness for oneself and others.”

We began to generate revenue in the second quarter of 2007.  Accordingly, we are no longer a development stage since April 1, 2007.

Principal Products and Services

Fitness and Relationship-oriented DVDs

We plan to offer complementary products within our target categories after we have enough customers (approximately 10,000 customers) to warrant such product extensions.  We expect to develop additional bundles of DVDs within the fitness and personal development segments. The timing of this will depend on the timing of our market penetration with Xflowsion.  We anticipate, however, producing and marketing a series of other DVDs related to developing and maintaining healthy relationships sometime after we obtain at least 10,000 customers.  As a result of Eric Paskel’s educational and clinical expertise in this area, including an advanced degree in clinical psychology and background in family therapy, he is extremely well-suited to cross-over effectively from his yoga/fitness DVDs to this arena.  Each relationship DVD will likely have a retail price of $19.95, similar to the individual pricing for our fitness DVDs when not sold as part of a bundle of products.

Yoga Mats

One product that we plan to launch is our series of yoga mats based on our patent-pending designs.  These mats are currently in development, and we will target a release date after we have built a base of customers that warrants such a product offering.  We expect to offer a series of mats that include features not currently offered with yoga mats sold in today’s marketplace.

Additional Multimedia Offerings

After we build a strong customer base and establish Eric Paskel as a branded yoga/fitness instructor, we plan to extend our media offerings into pod casting, web broadcasting, and TV production.  For TV productions, we will consider developing and producing original content of shows that are uplifting and inspirational, as well as fitness/workout formats and reality shows focusing on the behind-the-life of a yogi or guru.  We had an offer for Mr. Paskel to appear in the “Biggest Loser” television program airing on the NBC television network, but declined due to NBC’s insistence on controlling Mr. Paskel’s name and likeness.  The “Biggest Loser” opportunity has created other potential television opportunities that we are currently pursuing.  As such, we engaged an agent and have been in negotiations with production companies that have shown interest in our concepts for a reality TV show.

Yoga/Fitness Studio

We entered into a lease for approximately 6,300 square feet of retail space to house a yoga and fitness studio that will offer yoga, fitness, and Xflowsion classes along with offering retail products for sale, retreats, teacher training, and eventually weight loss packages including fitness classes, counseling, and food.

Acquisition/Re-brandings

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

Distribution and Sales

As we build a customer base through our initial infomercial and other direct–to-consumer marketing, we expect to increase brand equity and growth through additional complementary product offerings, such as our patent-pending yoga mats and nutraceuticals.  While infomercials will be the initial focus for our channel distribution strategy, we expect to sell our products through additional channels, including retail, early on.  We initially offered our Xflowsion DVD series for sale in May 2007 for $39.95 plus $9.95 shipping and handling.  This pricing was made available to those who had previously registered on www.xflowsion.com.  The pricing for the Xflowsion DVD series was offered for 3 payments of $19.95, or $59.85, plus $12.95 shipping and handling when our infomercial ran in May 2007.  We began re-airing our updated and reedited Xflowsion infomercial nationally on June 27, 2008.  Infomercials typically go through a period of on-air testing and other means such as focus groups to obtain feedback that can be used to make edits designed to elicit the greatest consumer response.  We have been going through such a process and conducted a focus group during the 3rd quarter of 2008.  We had a very high percentage (approximately 80%) of participants who were interested in buying our Xflowsion DVD series.  Overall, the focus group feedback revealed a strong interest in the Xflowsion workout and instructor Eric Paskel and confirmed our potential for Xflowsion to be a big seller.  We will use the feedback we received from the focus group and on-air infomercial testing to tweak our branding and edit our infomercial so we can maximize the potential response and sales by consumers once we are in a financial position to do so and the economic climate and seasonality of fitness product marketing is appropriate.

DVD Continuity Programs

We plan to offer to our customers who purchase the initial Xflowsion DVD series (in response to the infomercial either via the call center or website) the opportunity to participate in an exclusive continuity program whereby the customer will receive one new DVD every 1-2 months. We anticipate producing multiple DVDs for our continuity program every quarter after we obtain approximately 10,000 customers.  Since we shot and edited a total of 7 Xflowsion DVDs already and are selling 4 workout DVDs in our current Xflowsion DVD series, we currently have 3 Xflowsion DVDs available for our continuity program.

Web-based Sales

We believe that our websites, www.xflowsion.com and www.uKarma.com, will be an integral component of our direct response television marketing (DRTV) campaigns.  Koeppel Direct estimates that between 15-50% of DRTV purchases are now occurring on the web due to the high percentage of people who surf the Internet and watch TV concurrently.  Koeppel Direct also estimates that approximately 50% of U.S. homes now have a high-speed broadband connection, enabling prospective customers to easily view short clips of the infomercial or selected video and lead them to a purchase decision.  The website may also serve as a tool to further educate the consumer about our products and its benefits.  Current traffic to www.xflowsion.com has been generated as a result of receiving press coverage (www.xflowsion.com/press.html) in response to the airings of our infomercial, to online marketing we initiated, and from word of mouth.  We expect to drive additional traffic via the airings of our infomercial, additional press coverage, and via online marketing including SEO (search engine optimization), banner advertisements, and email marketing.

Paid Subscription Services

Once we reach a critical mass of customers (approximately 50,000 unique individuals) through our infomercial and begin to drive customers to our website through other marketing activities, we expect to offer an online subscription service to paying members.  The service may offer customers updated content on health tips, yoga poses, healthy recipes, bulletins, live chats with instructors, among others.

Viral Marketing

In order to expand our database, we expect to use viral marketing (marketing techniques that use pre-existing social networks to produce increases in brand awareness through self-replicating viral processes), such as offering daily inspirational messages to our prospective customers who select this available service.  These opt-in services are effective tools from which to then offer products and services and advertise third-party paid sponsors.  Alternatively, for an annual membership fee, those who sign up for the service receive sponsor-free word-a-day emails.

Affiliate Programs

The uKarma Affiliate Partner Program is intended to allow our partners to earn a commission by promoting uKarma products and/or brand links (text, images, banners, products) our affiliates’ websites.  We are expected to provide affiliates with a range of banners, coupons, and product links for each product. Using web-based technology, we will be able to track visitors from each affiliate site.  Affiliate sites could include online yoga and fitness journals (i.e., www.yogajournal.com), as well as sites dedicated to selling products from infomercials (i.e., www.asseenontv.com).  We have also had dialog about utilizing existing affiliate networks via companies like Pepperjam, affiliate.com, and others.

Retail Sales

Our DRTV campaign will be designed to be integrated with a retail strategy such that the infomercial helps drive retail sales and build awareness for our product among consumers.  We expect to take our Xflowsion DVD series to retail stores after it has gained success in the direct-to-consumer market but prior to the direct-to-consumer market being saturated.

Market and Industry Overview

The healthy lifestyles and personal development industry has grown in the last few years to become a multi-billion dollar industry representing products in many different segments.  According to LOHAS (Lifestyles of Health and Sustainability -www.lohas.com/about.htm), the healthy lifestyle sector of the marketplace includes natural organics, nutritional products, food and beverage, dietary supplements, and personal care products.  LOHAS defines the personal development segment of the marketplace to include mind, body, and spirit products such as CDs, books, tapes, seminars, and yoga, fitness, weight loss, and spiritual products and services.

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

The instructional fitness DVD industry is highly competitive.  According to Nielsen media research, DVD fitness titles sales rated by Nielsen VideoScan reported in March 2004 that DVDs represented 51% of the sales for the top 30 fitness titles.  Over the past few years, the most popular fitness DVD titles have related to pilates and yoga.  USA Today reported that, according to Video Store Magazine Market Research, of the top 10 selling DVD fitness titles of 2003, No. 1 in the top ten is Leslie Sansone: Walk Away the Pounds: (168,000 Units) followed by #2 The Method Pilates Target Specific: (150,000 Units); #3 The Method Pilates: (120,000 Units); #4 Pilates Conditioning for Weight Loss: (117,000 Units); #5 Pilates for Dummies: (168,000 Units); #6 Crunch: Pick Your Spot Pilates: (105,000 Units); #7 Darrin's Dance Grooves: (91,000 Units); #8 Cheer: (80,000 Units); #9 The Firm: Total Body Super Cardio Mix: (73,000 Units); and #10 Yoga Conditioning for Weight Loss: (72,000 Units).

Competition

We believe that the “mind, body, and spirit” market is comprised of very few large competitors and also comprised of small, local, and regional businesses.  Some of our competitors have greater financial and marketing resources and greater brand recognition.  Some smaller competitors may be able to more effectively personalize their relationships with customers, thereby gaining a competitive advantage.  The largest and most similar competitor within this market is Gaiam, Inc. (NASDAQ: GAIA).  Gaiam is a lifestyle media company that creates media, information, and products for individuals who seek to live healthier, more rewarding, and sustainable lifestyles.

There are numerous small, privately held companies in the lifestyle media space that offer yoga, spiritual, and personal development DVDs, among others.  These companies include Acorn Media Group (owned by Acacia), Sounds True, Revolution, and Fitness Organica.  These companies offer mind, body, and spirit products while being committed to being socially and environmentally responsible as corporate citizens.

Our fitness DVD sales business will face competition from the many companies that already sell fitness DVDs via infomercials, in chain stores, through smaller retailers, and on their own Internet sites or shopping websites such as ebay.com and Yahoo! Shopping.  Many of our competitors who produce fitness DVDs have greater financial and other resources than we do and will be able to promote their products to a greater extent than we will and perhaps have celebrity endorsements or participation that will enable them to attract more buyers.  In addition, competing production companies may be able to obtain more or better DVD content and have better promotional campaigns. Also, the extent to which consumers choose to exercise in fitness centers or in other manners without the aid of DVDs may reduce our sales, reduce our gross margins, increase our operating expenses, and decrease our profit margins.

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

Raw Materials and Principal Suppliers

We have no need for raw materials or suppliers.  When we develop our yoga mats, we may need raw material suppliers such as an injection molding company contract manufacturer. Our DVDs and CDs that are part of our Xflowsion product offering are replicated by a DVD/CD replication company, and the guidebooks and intro letters that are part of our Xflowsion products are printed at a printing company.

Customers

The marketing and sales of our Xflowsion DVD product has continued to be in the test-marketing stage until we are able to get the version of our infomercial that elicits the greatest response and makes sense to roll out nationally.  As such, our customer base is limited in size.   If we are able to establish a more substantial customer base in the future, we may become dependent on a few major customers or distributors.

Intellectual Properties and Licenses

We have applied and received for copyright protection for our seven Xflowsion DVDs and other related Xflowsion products such as CDs and guidebooks.  We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, and copyright and trademark laws to protect our proprietary rights.  We enter into confidentiality agreements with our employees and limit distribution of proprietary information.  However, we cannot assure you that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.  We are subject to the risk of litigation alleging infringement of third-party intellectual property rights.  Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of the asserted infringement.

We have filed for patent protection for our proprietary yoga mats.  We expect to offer a series of mats with unique and proprietary features not currently offered with yoga mats that are sold in the marketplace today.

We have completed applications with the U.S. Patent and Trademark Office in order to protect certain marks, including “uKarma.”  We have also filed and received a trademark for “Xflowision.”  In addition, we have filed for Slogan Mark protection for “The most fun you’ll ever have working out”, “The most fun I’ve ever had working out”, “Mind Blowing fitness for every body”, “Mind Blowing workouts for every body”, “Triple Training”, “Look Great Outside, Feel Great Inside”, and “Ultimate Cross Training for mind body and spirit”.  We have also filed trademarks for our DVD titles including “Calm Down Dog,” “The Lean,” “Amazing Abs,” “Body Blast,” and “Kick Butt Yoga.”  We also filed for trademarks for “Dreams Realized”, “DreamsRealized.com”, and “The Karma Diet.”  The following trademarks have been registered: uKarma, Xflowsion, Body Blast, Calm Down Dog, and The Most Fun You’ll Ever Have Working Out.  The following trademarks have been published: All U Need, Amazing Abs, Dreams Realized, Look Great Outside Feel Great Inside, The Karma Diet, Triple Training, and The Most Fun I’ll Ever Have Working out.  The others are currently pending.  Our inability or failure to establish rights to these terms or protect our rights may have a material adverse effect on our business, results of operations, and financial condition.  We also own the copyright in the websites www.ukarma.com and www.xflowsion.com.

Governmental Approval and Regulation

Laws and regulations directly applicable to Internet communications, commerce, and advertising are becoming more prevalent.  Because we intend to sell our DVDs through the Internet as one of its methods of distribution, we will be subject to rules and regulations around the world that affect the business of the Internet.  If and when we sell nutraceutical products, such products are subject to a variety of FTC and FDA regulations which we would be subject to as related to ingredients and advertising claims.

Research and Development

Over the past two fiscal years, we have conducted formal and informal research related to the marketing of our Xflowsion products.  Included in that research was a focus group that we conducted during the 3rd quarter of 2008.  We recruited 4 test groups comprised of approximately 12-15 people per group who watched our infomercial for our Xflowsion DVD products and provided their feedback via a questionnaire and group discussion.  We also conducted more informal research on our product and marketing messaging in our infomercial via listening to recorded customer calls at our telemarketing company and via customer service emails sent via xflowsion.com.

Employees

We have a total of 2 employees, both of whom are full-time employees.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 499 North Canon Drive, Suite 308, Beverly Hills, California 90210.  The 6-month lease expired on March 31, 2009.  The minimum rent payable is $2,800 per month, which automatically increases by six percent (6%) upon each annual anniversary date of the lease or increased to the prevailing market rate at the time of the anniversary date, whichever is greater.  Subsequent to March 31, 2009, we extended the lease until April 15, 2009 and have continued the lease with an identity plan which includes phone answering and mail service on a month–to-month basis for approximately $300 per month.  We plan to continue the identity plan until we are able to move into our new office at our studio in Sherman Oaks, CA.  On April 25, 2008, we entered into a lease agreement for the studio space in Sherman Oaks, which will be used to offer Xflowsion, fitness and yoga classes, and retail items and incidental food. The lease calls for $22,000 rent per month for five years commencing on the earlier of either September 25, 2008, or the date the Company first opens the studio for business.  Presently, the Company is in the process of remodeling the studio.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to our company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "UKMA."  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended	High Bid		Low Bid

December 31, 2008		$0.22		$0.08
September 30, 2008		$0.35		$0.14
June 30, 2008		$0.54		$0.30
March 31, 2008	$	*	$	*

December 31, 2007	$	*	$	*
September 30, 2007	$	*	$	*
June 30, 2007	$	*	$	*
March 31, 2007	$	*	$	*

* Our common stock had no active trading market until June 17, 2008.

As of May 12, 2009, the closing sales price for shares of our common stock was $0.04 per share on the OTCBB.

Holders

As of May 12, 2009, we had approximately 105 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.

Dividend Policy

We do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for operations.  Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2008, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	5,250,000	(1)	$0.20	2,250,000	(2)
Total	5,250,000		$0.20	2,250,000

(1)	Includes outstanding options granted pursuant to our 2006 Stock Option, Deferred Stock and Restricted Stock Plan.
(2)	Includes shares remaining available for future issuance under our 2006 Stock Option, Deferred Stock and Restricted Stock Plan.

On January 1, 2006, our board of directors approved the 2006 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide the issuance of non-qualified and/or incentive stock options to employees, officers, directors, and consultants and other service providers.  Generally, all options granted expire ten years from the date of grant.  All options have an exercise price equal to or higher than the fair market value of our stock on the date the options were granted.  It is our policy to issue new shares for stock option exercised and restricted stock, rather than issued treasury shares.  Options generally vest over ten years.  There are 7,500,000 shares of common stock reserved for issuance under the Plan, and the Plan is effective through December 31, 2015.

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, we sold the following equity securities of the Company that were not registered under the Securities Act of 1933, as amended, and that were not previously disclosed in a quarterly report on Form 10-Q or on a current report on Form 8-K:

During our 2008 fiscal year, we sold an aggregate 2,893,147 restricted shares of our common stock to 15 investors, all of whom were accredited investors, in exchange for gross proceeds of $376,245 as part of an offering of shares of our common stock that closed in February 2009.  This issuance was exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder. We made this determination based on the investor’s representations made in the purchase agreements.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of uKarma Corporation for the fiscal years ending December 31, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Forward-Looking Information and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are an early stage company that develops and markets proprietary branded personal health and wellness products, including yoga and fitness DVDs, books and CDs, nutraceuticals, and other products targeting the mass market and MBS (Mind/Body/Spirit) consumers. We generated no revenues since inception through the first quarter of 2007. We began to generate revenue in the second quarter of 2007.  Accordingly, we are no longer a development stage since April 1, 2007.

We incurred net losses of approximately $122,488 in 2005, $1,397,922 in 2006, and $1,849,636 in 2007. As of December 31, 2008, we had an accumulated deficit of $6,089,201.  As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Since April 2004, we have dedicated our resources to developing our business plan and producing items that will appeal to the “wellness” conscious consumer, such as yoga and fitness DVDs.  In May 2007, we began to market and sell our initial Xflowsion products. We believe that our success depends upon our ability to successfully produce, market, and distribute such products along with having the necessary capital to operate and grow our business. After test-marketing the initial version of our infomercial, we recognized the need to shoot additional footage and to reedit it before airing it again. Due to capital constraints, we had to wait until our registration statement was declared effective by the Securities and Exchange Commission in order to raise capital. Our registration statement was declared effective on August 9, 2007, and we focused the remainder of 2007 raising capital and preparing to update our infomercial and implement our marketing strategy in 2008.

We began airing the reedited version of our Xflowsion infomercial nationally on June 27, 2008.  Infomercials typically go through a period of on-air testing and other means such as focus groups to obtain feedback that can be used to make edits designed to elicit the greatest consumer response.  We have been going through such a process and conducted a focus group during the 3rd quarter of 2008.  We had a very high percentage (approximately 80%) of participants who were interested in buying our Xflowsion DVD series.  Overall, the focus group feedback revealed a strong interest in the Xflowsion workout and instructor Eric Paskel and confirmed our potential for Xflowsion to be a big seller.  We have been using the feedback we received from the focus group and on-air infomercial testing to tweak our branding and edit our infomercial to maximize the potential response and sales by consumers.  With the economic downturn and the fall season typically not being the best time to sell fitness-oriented products, we did not air our infomercial again during 2008.   In addition to our infomercial, our Xflowsion DVD series has been approved for sale on QVC, the home shopping television network, and we have finalized the economic terms of our relationship with QVC.  While we expected that the first air date on QVC would be sometime in January 2009, that airing has not yet occurred.  It was indicated to us that the delay was due to economic conditions and because our product would be less known to the QVC audience since our infomercial was not airing on television.  We do expect at some point that QVC will begin selling our Xflowsion DVD series.

We will be utilizing online marketing for banner and email marketing, Search Engine Optimization (SEO), affiliate marketing, and social media or “word of mouth” marketing. Currently, we are in the process of finalizing agreements with two direct response marketing companies on a revenue sharing basis in which the marketing company(s) will incur the expense of marketing, and we would pay them a percentage of the sales they generate.  We have already set up landing pages for such campaigns at www.xflowsion22.com, www.xflowsion23.com, and www.xflowsion24.com.  We also plan to increase our brand exposure and awareness of Xflowsion and drive sales via a public relations campaign. Toward that end, Xflowsion has been profiled in People Magazine, People.com, Fitness Magazine, TMZ, The National Enquirer, and many other publications.  We have received strong media interest and expect our products and brand to receive much upcoming press coverage, including on the Extra TV show which has already shot a segment featuring Xflowsion and a transformation story of an actress who used Xflowsion to lose weight and get in shape.  We are encouraged by the response to our Xflowsion DVD series in the media and with consumers and via our marketing efforts.  It has also been indicated to us by executives of our competitors and other industry contacts that most successful fitness DVD infomercials take many incarnations and in some cases 2-3 years before they elicit a national consumer response.

We are also exploring many opportunities for a reality TV show that would exploit the Xflowsion brand. We had an offer for Eric Paskel to appear in the “Biggest Loser” television program airing on the NBC television network, but declined due to NBC’s insistence on controlling Mr. Paskel’s name and likeness. The “Biggest Loser” opportunity has created other potential television opportunities that we are currently pursuing.  During the third quarter of 2008, we signed with a talent agency to represent our reality TV show concept.  We then met with several TV production companies and generated much interest.  We are currently negotiating with a TV production company to produce and shop our show to TV networks.  While there is no guarantee that we will be successful in producing and airing a TV show consistent with our products and brands, we believe that such a TV show would expose our products to potentially millions of viewers

In addition to beginning our marketing campaign for our Xflowsion DVD series, we signed a lease to open a fitness and yoga studio in Sherman Oaks, California that will offer Xflowsion, fitness, and yoga classes along with retail items, teacher training and retreats, and food and beverages.  After completing the architectural plans, we obtained a permit and began construction.  Construction began during the 3rd quarter of 2008 and as of the date of this report has not been completed.  Along with having delays related to obtaining permits, inspections, and other situations such as the Department of Water and Power taking several weeks to install a power meter, the construction slowed as a result of the economic climate and our capital needs.  Our general contractor indicated to us that he was owed money on other jobs due to the economy, and we believe that this caused the pace of construction to move slower than it otherwise would have.  The economic climate and decline in the stock market also affected our ability to raise capital and pay for the complete construction costs.  Of an approximate $500,000 worth of tenant improvement related costs, we have a current balance of approximately $90,000.  We are actively seeking capital and estimate that we can finish the remaining construction, which is comprised of finishing fixtures, a countertop, and low voltage work related to a sound system and alarm, by paying approximately $50,000.  This would include deferring some tenant improvement items until a later point in time and negotiating a lower rate with our contractor and other vendors.  We also expect that we will need no less than $90,000 in working capital at the opening of the studio.  We have been negotiating with our landlord to lower the monthly rent as well as offering 3 free months of rent upon opening.  Per our lease for the studio, rent was to begin on September 23, 2008.  We paid rent for September and October in 2008 and agreed with the landlord to offset the rent for November and December 2008 against the tenant improvement allowance.  We have not paid rent since October 2008 both due to our lack of capital and in an attempt to renegotiate terms that would better reflect the state of the current commercial real estate market.  Our landlord has indicated a willingness to reduce our monthly rent by approximately 25% and is amenable to a certain number of free rent months once we open.  There is no guarantee that we will be successful in having the necessary capital or that our landlord will agree to a reduction of rent and free rent.  As of the date of this report, our landlord has not served a notice to vacate for being in default of paying rent, and there is no guarantee that such a notice will not be served by our landlord.  If we are able to raise the needed capital soon, we expect that our studio can be opened within two weeks thereafter.

Along with loaning additional funds to the Company, our CEO, Bill Glaser, has deferred approximately $35,000 of his 2008 salary and will continue to defer his salary in 2009 until the Company can better afford to pay it.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies, which are also described in Note 2 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Use of Estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers’ prepayments are deferred until products are shipped and accepted by the customers.  No provisions were established for estimated product returns and allowances based on the Company’s historical experience.

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

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the years ended December 31, 2008 and 2007 was $2,760 and $1,835, respectively.

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

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $319,761 and $255,651, respectively.

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

Stock Based Compensation:  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $232,115 and $190,056 for year ended December 31, 2008 and 2007, respectively.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123R and the EITF Issue No. 00-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees for Acquiring, Or In Conjunction With Selling, Goods Or Services.” SFAS No. 123R states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

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

In June 2008, the FASB issued FASB SP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that SP EITF 03-6-1 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 will be effective for the Company’s fiscal year after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”). SFAS No. 141(R) will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements.

Results of Operations

The following table sets forth the results of our operations for the years ended December 31, 2008 and 2007:

	Fiscal Year Ended December 31,
	2008	2007
Net Sales	$86,339	$82,427

Cost of Sales	4,048	22,967

Gross Profit	82,291	59,460

Operating Expenses	(2,741,075)	(1,781,301)

Operating Loss	(2,658,784)	(1,721,841)

Interest Expense	(16,758)	(130,274)

Net Loss Before Income Tax	(2,675,542)	(1,848,836)

Provision for Income Taxes	800	800

Net Loss	(2,676,342)	(1,849,636)

Net Sales.   Net sales was $86,339 in 2008, an increase of approximately 4.7% from $82,427 in 2007.  The increase is attributable to continued test marketing of our infomercial, publicity of our Xflowsion DVD series in a variety of magazines, and other marketing initiatives.

 Cost of Sales.   Cost of sales was $4,048 in 2008, a decrease of approximately 82% from $22,967 in 2007.  The decrease is attributable to our inventory for such sales being produced and expensed in 2007.

Gross Profit.   Gross profit was $82,291 in 2008, an increase of approximately 38% from $59,460 in 2007.  The increase is attributable to lower inventory costs and a greater response to our marketing.

Operating Expenses. Operating expenses in 2008 consisted of were $2,741,825 in 2008, an increase of approximately 54% from $1,781,301 in 2007. The increase was due to to higher costs related to our studio design and construction along with higher general and administrative, marketing, and consulting expenses.

Operating Loss.  Operating loss was $2,658,784 in 2008, an increase of approximately 54% from an operating loss of $1,721,841in 2007.  The increase in operating loss is attributable to higher costs related to our studio design and construction along with higher general and administrative, marketing, and consulting expenses.

Net Loss.  Net loss was $2,676,342 in 2008, an increase of approximately 45% from a net loss of $1,849,636 in 2007.  The increase in net loss is attributable to higher costs related to our studio design and construction along with higher general and administrative, marketing, and consulting expenses .

Liquidity

Cash Flows

Net cash flow used in operating activities was $1,335,715 in 2008 while net cash flow used in operating activities was $1,338,387 in 2007.  The slight decrease in net cash flow from operating activities was mainly due to less cash used for production services which were primarily offset by higher general and administrative costs and expenses related to our studio design and construction.

Net cash flow used in investing activities was $383,563 in 2008 while net cash flow used in investing activities was $432 in 2007.  The decrease in net cash flow from investing activities was due to the design and construction costs related to our yoga and fitness studio.

Net cash flow provided by financing activities was $1,237,495 in 2008 while net cash flow provided by financing activities was $1,719,481 in 2007.  The decrease in net cash flow from financing activities was mainly due to less capital raised in 2008 versus capital raised in 2007.

Material Impact of Known Events on Liquidity

Our obligation to perform tenant improvements of our yoga and fitness studio and then begin operations is a cause of a decrease in our liquidity.  We estimate that the completed construction costs for our studio will be approximately $500,000 and then require approximately $55,000 per month to operate once we open for business.  Due to our current liquidity, we must raise additional capital in order to meet the aforementioned obligations.

Capital Resources

As of December 31, 2008, we had working capital of $(348,635).  To satisfy current working capital needs, our CEO, Bill Glaser, loaned funds to the Company along with raising capital via the sale of common stock.  Until we raise sufficient capital via the sale of our common stock, there is no guarantee that we will be able to meet current working capital needs if we do not receive additional loans from either our CEO or other individuals.  We have fully incurred the production cost of our Xflowsion DVD series and last version of our infomercial, and have incurred approximately $400,000 worth of costs related to the construction of our yoga and fitness studio.  We plan to make financial investments in completing and opening our yoga and fitness studio and in marketing of our Xflowsion DVD series for the next six months.  We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months beginning on January 1, 2009 will be approximately $1,005,000 as follows:

General and Administrative	$300,000
Infomercial Production	150,000
Inventory	50,000
Media (Airtime)	50,000
Marketing/Publicity	150,000
Legal	75,000
DVD/CD Production	50,000
Accounting	50,000
Studio Construction/Start-up	150,000

As of December 31, 2008, we had cash equivalents of $28,781, which will meet our capital requirements for approximately the next month.  We believe that we need approximately an additional $976,219 to meet our capital requirements over the next 12 months.  Our intention is to obtain this money through debt and/or equity financings.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash.  Expenses incurred that cannot be paid in stock, such as auditors' fees, will be paid in cash.  There are no assurances that we will be able to meet our capital requirements or that our capital requirements will not increase.  If we are unable to raise necessary capital to meet our capital requirements, we may not be able to successfully market and sell our Xflowsion DVDs and open and operate our yoga and fitness studio.

Our independent certified public accountants have stated in their report dated May 12, 2009 included herein that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements and the success of future operations.  These factors raise substantial doubts about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the years ended December 31, 2008 and 2007 begin on the following page.

UKARMA CORPORATION

HAROLD Y. SPECTOR, CPA	SPECTOR, WONG & DAVIDIAN, LLP	80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA	Certified Public Accountants	SUITE 723
Z. DAVID DAVIDIAN, CPA	(888) 584-5577	PASADENA, CA 91101
FAX (626) 584-6447

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of uKarma Corporation

We have audited the accompanying balance sheets of uKarma Corporation (“uKarma”) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. uKarma’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of uKarma Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spector, Wong & Davidian, LLP
Pasadena, California
May 11, 2009

UKARMA CORPORATION

BALANCE SHEETS

	As of
	December 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$1,781	$483,564
Accounts receivable	309
Other receivables	26,691
Prepaid expenses	70,863	55,146
Inventory	22,327	23,547
Total Current Assets	121,971	562,257

Property and equipment, net of accumulated depreciation of $4,689 for 2008, and $1,929 for 2007	391,514	10,711

Other Assets
Production costs, net of accumulated amortization of $212,047 for 2008, and $99,393 for 2007	407,038	594,709
Deposit	28,380	3,734
Patent	10,358	10,358
Total Other Assets	445,776	608,801

TOTAL ASSETS	$959,261	$1,181,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$196,161	56,987
Accrued expenses	66,677	22,800
Notes payable to related party, including accrued interest of $22,637 for 2008 and $10,488 for 2007	207,768	194,119
Total Current Liabilities	470,606	273,906

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,768,292 and 20,611,406 shares issued and outstanding in 2008 and 2007, respectively	29,768	20,611
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued	-	-
Paid-in capital	6,548,088	4,152,161
Stock subscriptions	-	147,200
Accumulated deficit	(6,089,201)	(3,412,109)
Total Stockholders' Equity	488,655	907,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$959,261	$1,181,769

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION

STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007

	For year	For year
	ended December 31,	ended December 31,
	2008	2007
Sales	$86,339	$82,427

Cost of Sale	4,048	22,967
Gross Profit	82,291	59,460

Selling, General and Administrative Expenses	2,741,825	1,781,301

Operating Loss	(2,659,534)	(1,721,841)

Other Income (Expenses)
Gain on Sale of Securities	-	3,279
Interest Expense	(16,758)	(130,274)
Total Other Income (Expense)	(16,758)	(126,995)

Net Loss before Income Taxes	(2,676,292)	(1,848,836)
Provision for Income Taxes	800	800
Net Loss	$(2,677,092)	$(1,849,636)

Loss Per Share-Basic and Diluted	$(0.11)	$(0.11)

Weighted Average Number of Shares	23,886,934	16,943,898

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated
	Shares	Amount	Capital	Income	Subscriptions	Deficit	Total
Balance at December 31, 2006	15,218,734	$15,219	$2,046,030	$12,000	$55,000	$(1,562,473)	$565,776
Stock subscriptions issued	220,000	220	54,780		(55,000)		-
Sales of common stock	3,539,003	3,539	1,235,112				1,238,651
Issuance of common stock for
services	592,926	593	151,767				152,360
Stock option expenses			190,056				190,056
Issuance of stock warrants			111,197				111,197
Accumulated Other Comprehensive Income				(12,000)			(12,000)
Conversion loans in to common stock	1,040,743	1,040	363,219				364,259
Stock subscriptions					147,200		147,200
Net Loss for the year ended
December 31, 2007						(1,849,636)	(1,849,636)
Balance at December 31, 2007	20,611,406	$20,611	$4,152,161	$-	$147,200	$(3,412,109)	$907,863
Stock subscriptions issued	420,571	421	146,779		(147,200)		-
Sales of common stock	5,349,575	5,349	1,230,646				1,235,995
Issuance of common stock for
Services	3,386,740	3,387	771,947				775,334
Stock option expenses			232,115				232,115
Stock warrant expenses			14,440				14,440
Net Loss for the year ended
December 31, 2008						(2,677,092)	(2,677,092)
Balance at December 31, 2008	29,768,292	$29,768	$6,548,088	$-	$-	$(6,089,201)	$488,655

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION
STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2008 and 2007

	For year ended	For year ended
	December 31,	December 31,
	2008	2007
Cash Flow from Operating Activities:
Net loss	$(2,677,092)	$(1,849,636)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	2,760	1,835
Amortization of production costs	112,654	99,393
Issuance of stock for services	775,334	152,360
Stock option expenses	232,115	190,056
Stock warrant expenses	14,440	111,197
Non-cash interest expense	-	104,073
Gain on sale of investment	-	(3,279)
(Increase) Decrease in:
Trade accounts receivable	(309)	-
Other receivables	(26,691)	-
Prepaid expenses	(15,717)	42,367
Inventory	1,220	(23,547)
Capitalized production costs	75,017	(42,874)
Deposit	(24,646)	(598)
Increase (Decrease) in:
Accounts payable	139,174	(151,432)
Accrued expenses	56,026	31,698
Net Cash Used by Operating Activities	(1,335,715)	(1,338,387)

Cash Flow from Investing Activities:
Purchase of property and equipment	(383,563)	(8,711)
Sale of investment	-	8,279
Net Cash Used by Investing Activities	(383,563)	(432)

Cash Flow from Financing Activities:
Proceeds from notes payable tp others	-	50,000
Proceeds from notes payable to related party	36,500	308,630
Repayments to notes payable to related party	(35,000)	(25,000)
Stock subscriptions	-	147,200
Proceeds from sale of stock	1,235,995	1,238,651
Net Cash Provided by Financing Activities	1,237,495	1,719,481

Net Increase (Decrease) in Cash	(481,783)	380,662

Cash Balance at Beginning of Year	483,564	102,902

Cash Balance at End of Year	$1,781	$483,564

Supplemental Disclosures:
Interest Paid	$-	$26,201
Taxes Paid	$1,600	$800
Noncash Investment and Financing Activities:
Conversion of notes payable and accrued interest into common stock	$-	$260,186

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

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

Through infomercials and other marketing initiatives, uKarma launched its initial products.  The goal of the  infomercials is to  generate  initial  working  capital, and  build  a  community  of  loyal  customers.  From there, the company will expand its product offerings into proprietary branded products and services primarily within the fitness/wellbeing multimedia and nutraceutical markets.  As the brand image builds, the company intends to extend its brand systematically to other complementary consumer products that meet its stringent product guidelines and are consistent with its message of “total health and happiness for oneself and others.”

The Company is currently constructing a studio that will offer Xflowsion, fitness and yoga classes along with retail items, retreats and teacher training, and food and beverages. The construction is expected to be completed in the second quarter of 2009. In addition, the Company is working on a prototype of a patent-pending proprietary yoga mat.

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

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers’ prepayments are deferred until products are shipped and accepted by the customers.  No provisions were established for estimated product returns and allowances based on the Company’s historical experience.

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

UKARMA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the years ended December 31, 2008 and 2007 was $2,760 and $1,835, respectively.

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

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $319,761 and $255,651, respectively.

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

Stock Based Compensation:  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $232,115 and $190,056 for year ended December 31, 2008 and 2007, respectively.

UKARMA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123R and the EITF Issue No. 00-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees for Acquiring, Or In Conjunction With Selling, Goods Or Services.” SFAS No. 123R states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

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

In June 2008, the FASB issued FASB SP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that SP EITF 03-6-1 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 will be effective for the Company’s fiscal year after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”). SFAS No. 141(R) will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements.

UKARMA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31,:

	2008	2007
Prepaid Royalty	$68,581	$55,146
Prepaid Legal	2,282	-
Total Prepaid Expenses	$70,863	$55,146

On April 25, 2008, the Company entered into an agreement with a coauthor for its diet and nutrition book that it is self-publishing and plans to market direct to customers.  Pursuant to this agreement, the Company paid the coauthor a $10,000 advance against future royalties.  The Company will pay the coauthor a 5% royalty if uKarma acts as the publisher or a 2 ½% royalty if the Company engages a third-party publisher after the $10,000 advance is recouped.

On March 26, 2008, the Company entered into an agreement with an author to write a book related to diet and nutrition that the Company plans to self publish and market directly to consumers. Pursuant to the agreement, the author will be paid a $40,000 advance on royalties with the following arrangement: $15,000 payable upon execution of the agreement; $15,000 payable on or before the completion and delivery of the first 50% of the book; and $10,000 on full completion, delivery, and acceptance of the book.  The $40,000 advance on royalties is based on the first 50,000 books sold. The author will receive a 5% royalty on sales above 50,000 books sold where the Company acts as the publisher and 2 1/2% royalty on sales above 50,0000 books sold if the Company engages a third party publisher. As of December 31, 2008, no advance payment has been paid.

On April 19, 2006, the Company entered into an agreement with a consultant to provide consulting and advisory services for the Company, to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the projects rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company shall pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of December 31, 2008, there is a balance of $58,581 after advancing $70,000 and deducting royalties to the 2008 sales. Future royalty obligations will be deducted from the current balance.

UKARMA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following as of December 31:

	2008	2007
Furniture & Fixtures	$13,721	$3,557
Machinery & Equipment	12,525	9,083
Studio Leasehold Improvements	369,957	-
	396,203	12,640
Accumulated Depreciation	(4,689)	(1,929)

Property and Equipment, net	$391,514	$10,711

NOTE 6 – PRODUCTION COSTS

The Company capitalized costs incurred for recording seven fitness videos’ master copies.  As of December 31, 2008, total costs of $619,085 were capitalized.  All costs consisted of in-production costs only.

Commenced on the second quarter of 2007, the costs were amortized on a straight-line method over the estimated life of the recorded performances, which is five years.  The Company recorded an amortization expense of $112,654 and $99,393 for the years ended December 31, 2008 and 2007, respectively.

NOTE 7 – PATENT

The Company filed for a patent for three proprietary yoga mats, which it believes provide unique functions and benefits compared to yoga mats on the market today.  The patent is currently pending for approval.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2008	2007
Accrued Professional Fees	$15,000	$15,000
Accrued Salaries	41,404	-
Employee Reimbursable	6,955	6,955
Accrued Sales Tax	18	45
Accrued Income Tax	800	800
Others	2,500	-
Total Accrued Liabilities	$66,677	$22,800

UKARMA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE TO RELATED PARTY

The notes payable to related party bear interest at 7% per annum and are due on demand. As of December 31, 2008, the balance was $207,768, including accrued interest of $22,637. As of December 31, 2007, the balance was $194,119, including accrued interest of $10,488.

NOTE 10 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2008, the Board of Directors of the Company approved the issuance of an aggregate 3,386,740 shares of the Company’s common stock to various providers as consideration for their services to the Company. The shares were valued and charged to operations at a price of $0.12 to $0.35 per share, or $775,334 in the aggregate. The valuation was based on the closing trading price and/or the public offering prior to June 2008 of $0.35 per share, with discounts, if applicable as per the service agreements.

During the year ended December 31, 2008, the Company received $859,750 and sold 2,456,428 shares of the Company’s common stock pursuant to the August 6, 2007 offering at a price of $0.35 per share. The Company also sold 2,893,147 shares of its common stock and received $376,245 in a self-private placement offering, of which 111,111 shares were issued in 2008 and the remaining 2,782,036 shares were issued in 2009.

During the year ended December 31, 2007, the Board of Directors of the Company approved the issuance of an aggregate 592,926 shares of the Company’s common stock to various providers as consideration for their services to the Company.  The shares were valued and charged to operations at a price of $0.25 to $0.35 per share, or $152,360 in the aggregate.  The valuation was based on the 2006 private placement offering price of $0.25 per share, and the 2007 offering price at $0.35 per common share.

On August 14, 2007, the CEO agreed to convert $209,148 worth of his loans to the Company ($200,000 principal plus $9,148 accrued interest) into 836,592 shares of the Company’s common stock.  In addition, on August 14, 2007, two unrelated parties agreed to convert $51,038, including accrued interest, worth of their notes payable into 204,151 shares of the Company’s common stock.  The Board of Directors of the Company approved such conversions on August 14, 2007.  The conversion was based on $0.25 per share; however, since the selling price of each share of the Company’s common stock was $0.35 per share, the difference, for an aggregate of $104,073, was charged against interest expense.

On August 6, 2007, the Company offered to sell up to 7,147,857 shares of common stock in a direct public offering, at $0.35 per share.  As of December 31, 2007, the Company received $1,238,651 and sold 3,539,003 shares of the Company’s common stock. The Company also received proceeds of $147,200 for subscriptions for 420,571 shares of the Company’s common stock that were issued in 2008.

UKARMA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - PROVISION FOR INCOME TAXES

Provision of income tax consists of a minimum state franchise tax of $800 for the years ended December 31, 2008 and 2007, respectively.

The Company has net operating loss carryforwards of approximately $6,058,451 and $3,397,109 to reduce future federal and state taxable income as of December 31, 2008 and 2007, respectively. To the extent not utilized, the carryforwards will begin to expire through 2028 for federal tax purposes and through 2018 for state tax purposes. The Company’s ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The deferred tax asset as of December 31, 2008 and 2007 consists of the following:

	2008	2007

Tax Benefit on Net Operating Loss Carryforward	$2,120,458	$1,188,988
Less: Valuation Allowance	(2,120,458)	(1,188,988)
Net Deferred Tax Asset	$-	$-

NOTE 12 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For year ended	For year ended
	December 31,	December 31,
	2008	2007
Numerator:
Net Loss	$(2,677,092)	$(1,849,636)
Denominator:
Weighted Average of Common Shares	23,886,934	16,943,898

Basic and Diluted Net Loss per Share	$(0.11)	$(0.11)

As the Company incurred net losses for the years ended December 31, 2008 and December 31, 2007, the effect of dilutive securities totaling 250,000 and 2,914,286 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

There were also 6,527,000 and 5,827,000 shares out-of-money stock options and warrants excluded from the calculation of diluted net loss per share for the years ended December 31, 2008 and 2007, respectively, because their exercise prices were greater than the average fair market price of the common stock.

UKARMA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 13 – 2006 STOCK OPTION PLAN

On January 1, 2006, the Board of Directors approved and adopted the 2006 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers.  Generally, all options granted expire ten years from the date of grant.  All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options were granted.  It is the policy of the Company to issue new shares for stock option exercised and restricted stock rather than issued treasury shares.  Options generally vest over three years.  The Plan reserves 7,500,000 shares of common stock under the Plan and is effective through December 31, 2015.

A summary of the status of stock options issued by the Company as of December 31, 2008 and 2007 is presented in the following table:

	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,250,000	$0.20	5,250,000	$0.20
Granted	45,000	$0.35	-	-
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at end of period	5,295,000	$0.20	5,250,000	$0.20

Exercisable at end of period	3,208,334	$0.20	2,250,000	$0.20

The fair value of the stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on the estimated volatility of the Company’s common stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2008	2007
Weighted average fair value per option granted	$0.11	N/A
Risk-free interest rate	3.23%	N/A
Expected dividend yield	0%	N/A
Expected lives	5	N/A
Expected volatility	29.49%	N/A

UKARMA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 13 – 2006 STOCK OPTION PLAN (CONTINUED)

The following table sets forth additional information about stock options outstanding at December 31, 2008:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.20-$0.35	5,295,000	6.75	$0.20	3,208,334
	5,295,000	6.75	$0.20	3,208,334

As of December 31, 2008, there was $292,926 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.49 years.

As of December 31, 2007, there was $566,102 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 3.2 years.

NOTE 14 – STOCK WARRANTS

On October 4, 2007, the Company issued stock purchase warrants to a service provider for the right to purchase 80,000 shares of the Company’s common stock at the price of $.25 per share.  The warrants have a term of five years from the date of warrants issued.  The warrants were valued at $0.19 per share using the Black-Scholes option pricing model.

On January 26, 2007, March 13, 2007, and March 29, 2007, the Company issued stock purchase warrants to the CEO of the Company for the right to purchase 200,000, 250,000, and 125,000 shares of the Company, respectively, at the price of $0.25 per share.  The warrants have a term of five years from the date of issue.  The warrants were valued at $0.19 per share using the Black-Scholes option pricing model.

The assumptions used in the Black-Scholes option pricing model are as follows:

	Decenber 31,	Decenber 31,
	2008	2007
Weighted average fair value per warrant granted	N/A	$0.19
Risk-free interest rate	N/A	4.60%
Expected dividend yield	N/A	0.00%
Expected lives	N/A	5.00
Expected volatility	N/A	100.00%

The Company recognized $14,440 and $111,197 stock warrants expense for the years ended December 31, 2008 and 2007, respectively.

UKARMA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 15 - LEASE AGREEMENTS

In September 2008, the Company relocated its corporate office from Santa Monica, California to Beverly Hills, California and entered into a new lease agreement that expired on March 31, 2009.  The lease calls for approximately $2,800 rent per month during the term of the lease.

On April 25, 2008, the Company entered into a lease agreement for a studio space in Los Angeles, California, which will be used to offer Xflowsion, fitness and yoga classes along with retail items and incidental food. The lease calls for $22,000 rent per month for five years commencing on the earlier of either September 25, 2008, or the date the Company first opens the studio for business. Presently, the Company is in the process of remodeling the studio.

As of December 31, 2008, the minimum annual operating lease payments were as follows:

Year ended December 31,
2009	$274,380
2010	273,960
2011	282,180
2012	290,643
2013	222,849
$1,344,012

NOTE 16 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, the Company paid $23,500 to a director for his consulting services to the Company.

As of December 31, 2008, the Company had an employee advance of $19,532 due from the Company’s CEO. The Company also had accrued salary of $38,462 payable to the CEO. The advance will be netted against the accrued salary payable when it is reported to the Internal Revenue Service.

In addition, the Company had an employee reimbursable of $6,955 due to the Company’s CEO. The reimbursable did not carry interest and payable on demand.

NOTE 17 – PENDING ACQUISITION

On July 10, 2008, the Company signed a letter of intent to acquire Yoga Shelter, LLC. The acquisition has been delayed due to market fluctuations, and the parties are continuing dialog about exploring ways to work together and are planning to revisit the acquisition or other ways to collaborate at a later time in the future.

UKARMA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 18 – SUBSEQUENT EVENTS

On January 2, 2009, the Board of Directors approved the issuance of aggregate 685,571 shares of the Company’s common stock at a price of $0.08 per share to two providers as consideration for legal services valued at $54,846 that was rendered to the Company. On March 4, 2009, the Board of Directors approved the issuance of an aggregate 1,739,831 shares of the Company’s common stock to two providers as consideration for consulting services rendered to the Company.

Subsequent to December 31, 2008, the Company received proceeds of $113,500 from the sale of 928,266 shares of the Company’s common stock.

Subsequent to December 31, 2008, the Company extended its office lease until April 15, 2009.  After April 15, 2009, the Company entered into an identity plan at the same office location that includes telephone answering and mail services for approximately $300 per month.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosures during our last two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of December 31, 2008, our CEO and CFO believe that:

(i)
our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2008 are set forth below.

Name	Age	Position Held	Initial Election or Appointment Date

Bill Glaser	42	Chairman, Chief Executive Officer and Interim Chief Financial Officer	June 2001

Fred Tannous	42	Director	June 2001

Business Experience Descriptions

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.

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

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities are not currently subject to Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our directors, executive officers, including our Chief Executive Officer and Chief Financial Officer, and employees.  A copy of our code of ethics is filed as Exhibit 14.1 with our annual report on Form 10-KSB filed with the SEC on April 15, 2008.

Recommendation of Nominees to the Board

There were no changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Audit Committee; Audit Committee Financial Expert

No individual on our board of directors possesses all of the attributes of an audit committee financial expert, and no one on our board of directors is deemed to be an audit committee financial expert.  In forming our board of directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education.  Mr. Glaser, our interim Chief Financial Officer, serves as our financial expert regarding generally accepted accounting principals and general application of such principles in connection with the accounting for estimates and accruals, including an understanding of internal control procedures and policies over financial reporting, and maintains sufficient experience preparing auditing, analyzing or evaluating financial statements in such depth and breadth as may be required of an audit committee financial expert.  However, Mr. Glaser is not an elected director of the company.  We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our board of directors; however, we are not, at this time, able to compensate such a person.  Therefore, we may find it difficult to attract such a candidate.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2008, 2007, and 2006 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Comp- ensation ($)		Total ($)

Bill Glaser,	2008	$211,538	—	—	$190,110	—	—	$9,000	(2)	$410,648
CEO and President	2007	$250,000	—	—	$178,171	—	—	$9,000	(2)	$437,171
	2006	$180,000	—	—	$181,817	—	—	$9,000	(2)	$370,817

(1)	The assumptions made in the valuation of these options can be found in Note 2 to our financial statements for the period ended December 31, 2008.

(2)	Mr. Glaser receives a car allowance of $750 per month pursuant to his employment agreement

Grants of Plan-Based Awards

We made no grants of an award to a named executive officer during the year ended December 31, 2008 under any plan.

Employment Agreements

On January 1, 2006, we entered into a five-year employment agreement with our Chief Executive Officer, Bill Glaser.  This employment agreement provides him with a salary of $180,000 per year.  The salary increases to $250,000, $360,000 and $500,000 per year if we either (i) raise $1.0 million, $2.5 million or $5 million in debt or equity financing in the aggregate, respectively, or (ii) recognize $1.0 million, $2.5 million or $5 million in cumulative gross revenues (i.e., the sum of all revenues recognized since commencement of operations), respectively.  During 2007, pursuant to the milestones met, Mr. Glaser’s salary was increased to $250,000 per year.   He is also eligible for a performance bonus in an amount equal to 5% of “Adjusted EBITDA” for each fiscal year.  “Adjusted EBITDA” is earnings before interest, taxes, depreciation and amortization, but adjusted to account for non-cash expenses and calculated from financial statements in accordance with generally accepted accounting principles.  He also received options to purchase 5,000,000 shares of our common stock at $0.20 per share. These options are exercisable at the rate of 500,000 on July 1, 2006, 1,000,000 on January 1, 2007, and 500,000 every six months thereafter. These options were granted to Mr. Glaser based on the Board’s view that they provided an appropriate incentive and compensation.  He is entitled to participate in all medical, pension, dental, and life insurance benefits that are in effect from time to time.  He also receives a car allowance of $750 per month.

We are required to pay Mr. Glaser the greater of the remainder of his salary or $250,000 if we enter into a change of control transaction within a month after his termination.  All of his options will accelerate their vesting upon such an event.

Upon termination without cause, we are required to pay Mr. Glaser the lesser of his salary for the remainder of the term of the agreement and one-year’s salary.  In addition, all five million options would automatically vest. Mr. Glaser has agreed not to solicit any employee to terminate his employment relationship with us during the term of Mr. Glaser’s employment agreement or a 12-month period thereafter.  Pursuant to the terms of his employment agreement, all proprietary information will be kept confidential by Mr. Glaser, and inventions developed during the course of his employment will belong to the Company.

Outstanding Equity Awards at December 31, 2008

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Bill Glaser	3,000,000	2,000,000	—	$0.20	01/01/2016	—	—	—	—

Fred Tannous	—	—	—	—	—	—	—	—	—

Option Exercises and Stock Vested

There were no exercises of stock options, SARs, and similar instruments, or vesting of stock, during our fiscal year ended December 31, 2008 for any of our named executive officers.

Director Compensation

Directors do not currently receive compensation for their services as directors, but we plan to reimburse them for expenses incurred in attending board meetings.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee.  During our fiscal year ended December 31, 2008, our entire Board of Directors participated in deliberations concerning executive officer compensation.

During the fiscal year ended December 31, 2008:

(i) none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee;

(ii) none of our executive officers served as a director of another entity, one of whose executive officers served on our compensation committee; and

(iii) none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a member of our board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of May 12, 2009 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.  Beneficial ownership is determined in accordance with SEC rules.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Outstanding Shares of Common Stock (2)(3)
Named Executive Officers and Directors:
Bill Glaser	11,433,708	(4)	36.7%
Fred Tannous	1,000,000		3.2%
All Officers and Directors as a Group (2 persons)	12,433,708		39.9%

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is 499 North Canon Drive, Suite 308, Beverly Hills, CA 90210.

(2)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)	The percentage of class beneficially owned is based on 33,124,461 shares of common stock outstanding on May 12, 2009.

(4)
3,000,000 of these shares represent the number of shares of common stock that Mr. Glaser has the right to purchase upon exercise of options, and 575,000 of these shares represent the number of shares of common stock issuable upon exercise of warrants held by Mr. Glaser.

Change of Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following describes all transactions since the beginning of our last fiscal year, and all proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest:

Director Independence

Our board of directors has determined that it currently has 1 member who qualifies as "independent" as the term is used in the listing standards of the NASDAQ Stock Market.  The independent director is Fred Tannous.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues.  "All Other Fees" consisted of fees related

		December 31, 2008	December 31, 2007
(i)	Audit Fees	$33,000	$25,000
(ii)	Audit Related Fees	0	0
(iii)	Tax Fees	1,000	1,000
(iv)	All Other Fees	0	0

	Total fees	$34,000	$26,000

Pre-Approval Policies and Procedures of the Audit Committee

We do not currently have an audit committee of our board of directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements; Schedules

Our financial statements for the years ended December 31, 2008 and 2007 begin on page F-1 of this annual report on Form 10-K.  We are not required to file any financial statement schedules.

Exhibits

The Exhibit Table below lists those documents that we are required to file with this annual report on Form 10-K.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws, as currently in effect (1)

4.1	Form of Warrant (1)

10.1	Employment Agreement between the Company and Bill Glaser, dated January 1, 2006 (1)

10.2	Consulting Agreement between the Company and Eric Paskel, dated April 19, 2006 (1)

10.3	Consulting Agreement between the Company and Craig Kulman, dated February 13, 2006 (1)

10.4	Consulting Agreement between the Company and Len Panzer, dated February 28, 2006 (1)

10.5	Consulting Agreement between the Company and Jeremy Koff, dated May 5, 2006 (1)

10.6	Production Agreement between the Company and The Tribal Vision Group, LLC d/b/a Yoga Tribe and Culture Productions, dated June 15, 2006 (1)

10.7	Marketing Agreement between the Company and Synthesis Marketing, dated October 11, 2006 (1)

10.8	Marketing Agreement between the Company and Much and House Public Relations, dated October 11, 2006 (1)

10.9	Production Agreement between the Company and Caudill and Associates, dated November 13, 2006 (1)

10.10	Option Agreement between Fred Tannous and Bill Glaser, dated January 17, 2005 (1)

10.11	Promissory Note issued to Bill Glaser, dated November 10, 2006 (1)

10.12	Promissory Note issued to Bill Glaser, dated January 26, 2007 (1)

10.13	Warrant issued to Bill Glaser, dated January 26, 2007 (1)

10.14	Promissory Note issued to Bill Glaser, dated March 13, 2007 (2)

10.15	Common Stock Warrant issued to Bill Glaser, dated March 13, 2007 (2)

10.16	Demand Promissory Note issued to Bill Glaser, dated March 29, 2007 (2)

10.17	Common Stock Warrant issued to Bill Glaser, dated March 29, 2007 (2)

10.18	Demand Promissory Note issued to Bill Glaser, dated April 30, 2007 (2)

10.19	Amendment to Option Agreement, dated July 9, 2007 (3)

10.20	Notice of Exercise of Option, dated July 9, 2007 (3)

10.21	Demand Promissory Note issued to Bill Glaser, dated July 23, 2007(3)

10.22	Conversion Agreement between the small business issuer and Bill Glaser, dated August 14, 2007 (4)

10.23	Video Distribution Agreement, dated September 25, 2007 (5)

10.24	Paskel Book Agreement, dated April 25, 2008 (8)

10.25	Glaser Book Agreement, dated April 25, 2008 (8)

10.26	Aronson Book Agreement, dated March 26, 2008 (8)

10.27	Lease, dated April 25, 2008 (7)

10.28	First Amendment to Lease, dated October 31, 2008 *

14.1	Code of Ethics (6)

23.1	Consent of Independent Registered Public Accounting Firm for Registration Statement on Form S-8 (No. 333-146642 *

31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Chief Executive Officer *

31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Chief Financial Officer *

32.1	Section 1350 Certification by the Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

(1)	Incorporated herein by reference to our Form SB-2 filed with the SEC on February 12, 2007.

(2)	Incorporated herein by reference to our Form SB-2 Amendment No. 1 filed with the SEC on June 28, 2007.

(3)	Incorporated herein by reference to our Form SB-2 Amendment No. 4 filed with the SEC on August 6, 2007.

(4)	Incorporated herein by reference to our Form 10-QSB filed with the SEC on August 20, 2007.

(5)	Incorporated herein by reference to our Form 8-K filed with the SEC on October 4, 2007.

(6)	Incorporated herein by reference to our Form 10-KSB filed with the SEC on April 15, 2008.

(7)	Incorporated herein by reference to our Form 8-K filed with the SEC on May 1, 2008

(8)	Incorporated herein by reference to our Form 10-Q filed with the SEC on August 19, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UKARMA CORPORATION

/s/ Bill Glaser
Bill Glaser, Chief Executive Officer

Date: May 14, 2009

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Bill Glaser	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2009
Bill Glaser

/s/ Fred Tannous	Director	May 14, 2009
Fred Tannous