Form 10-Q
period 2009-03-31
uKARMA CORP
filed 2009-06-12
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-140633

UKARMA CORPORATION

(Exact name of registrant as specified in it charter)

Nevada	68-048-2472
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check market whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  33,121,961 issued and outstanding as of June 8, 2009.

UKARMA CORPORATION
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1.

UKARMA CORPORATION

BALANCE SHEETS

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$973	$1,781
Accounts receivable	-	309
Other receivable	7,159	26,691
Prepaid expenses	67,809	70,863
Inventory	18,932	22,327
Total Current Assets	94,873	121,971

Property and equipment, net of accumulated depreciation of $5,909 for 2009, and $4,689 for 2008	501,401	391,514

Other Assets
Production costs, net of accumulated amortization of $243,001 for 2009, and $212,047 for 2008	376,084	407,038
Deposit	22,000	28,380
Patent	10,358	10,358
Total Other Assets	408,442	445,776

TOTAL ASSETS	$1,004,716	$959,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$249,453	196,161
Accrued expenses	126,140	66,677
Notes payable to related party, including accrued interest of $25,462 for 2009 and $22,637 for 2008	195,993	207,768
Total Current Liabilities	571,586	470,606

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,481,961 and 29,768,292 shares issued and outstanding in 2009 and 2008, respectively	33,482	29,768
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued	-	-
Paid-in capital	7,015,391	6,548,088
Accumulated deficit	(6,615,743)	(6,089,201)
Total Stockholders' Equity	433,130	488,655

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,004,716	$959,261

UKARMA CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2009 and 2008

	For three months ended
	March 31,
	2009	2008
Sales	$13,431	$2,759

Cost of Sale	773	144
Gross Profit	12,658	2,615
Selling, General and Administrative Expenses	530,901	514,600

Operating Loss	(518,243)	(511,985)

Other Income (Expenses)
Interest Expense	(7,499)	(3,208)
Total Other Income (Expense)	(7,499)	(3,208)

Net Loss before Income Taxes	(525,742)	(515,193)
Provision for Income Taxes	800	800
Net Loss	$(526,542)	$(515,993)

Loss Per Share-Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Number of Shares	31,764,984	21,522,444

UKARMA CORPORATION

STATEMENT OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2009, and 2008

	For three months ended
	March 31,
	2009	2008
Cash Flow from Operating Activities:
Net loss	$(526,542)	$(515,993)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	1,220	510
Amortization of production costs	30,954	19,791
Issuance of stock for services	280,506	-
Stock option expenses	51,511	47,514
Stock warrant expenses	-	14,440
(Increase) Decrease in:
Trade accounts receivable	309	-
Other receivables	19,532	-
Prepaid expenses	3,054	(14,837)
Inventory	3,395	144
Capitalized production costs	-	75,017
Deposit	6,380	-
Increase (Decrease) in:
Accounts payable	53,292	24,785
Accrued expenses	62,288	3,965
Net Cash Used by Operating Activities	(14,101)	(344,664)

Cash Flow from Investing Activities:
Purchase of property and equipment	(111,107)	-
Net Cash Used by Investing Activities	(111,107)	-

Cash Flow from Financing Activities:
Proceeds from notes payable to related party	15,000	-
Repayments to note payable to related party	(29,600)	-
Proceeds from sale of stock	139,000	351,751
Net Cash Provided by Financing Activities	124,400	351,751

Net Increase (Decrease) in Cash	(808)	7,087

Cash Balance at Beginning of Year	1,781	483,564

Cash Balance at End of Year	$973	$490,651

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

uKarma Corporation (“the Company”) was incorporated under the name of OM Capital Corporation in the State of Nevada on June 26, 2001.  On April 30, 2004, the Company changed its name to uKarma Corporation.  In 2006, the Company relocated its headquarter to the State of California and became a California foreign corporation.

The Company develops and markets proprietary branded personal health and wellness products, including fitness DVDs, nutraceuticals, and mind, body, and spirit goods and services, for fitness and health-conscious consumers.  The Company’s product lines target the rapidly growing tens of millions that are seeking to enrich their physical, spiritual, and mental wellness.

Through infomercials and other marketing initiatives, the Company launched its initial products.  The goal of the infomercials is to generate initial working capital and build a community of loyal customers.  From there, the Company will expand its product offerings into proprietary branded products primarily within the fitness/wellbeing multimedia and nutraceutical markets.  As the brand image builds, the Company intends to extend its brand systematically to other complementary consumer products that meet its stringent product guidelines and are consistent with its message of “total health and happiness for oneself and others.”

The Company is currently constructing a studio that will offer Xflowsion, fitness, and yoga classes along with retail items, retreats and teacher training, and food and beverages. The construction is expected to be completed in the second quarter of 2009.  Additionally, the Company is working on a prototype of a patent-pending proprietary yoga mat.

The Company began to generate revenue in the second quarter of 2007; accordingly, the Company ceased its development stage status commencing April 1, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Presentation Of Interim Information: The financial information at March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, such information does not include all of the information and footnotes required by GAAP for annual financial statements. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended March 31, 2009 and 2008 was $1,220 and $510, respectively.

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

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the three months ended March 31, 2009 and 2008 was $9,035 and $188,355, respectively.

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

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation:  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $51,511 and $47,514 for three months ended March 31, 2009 and 2008, respectively.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123R and the EITF Issue No. 00-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees for Acquiring, Or In Conjunction With Selling, Goods Or Services.” SFAS No. 123R states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached, or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements: In April 2009, the FASB issued three Staff Positions (FSPs): (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements,” and (iii) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

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

The Company’s management is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2009	2008
Prepaid Royalty	$67,809	$68,581
Prepaid Legal	-	2,282
Total Prepaid Expenses	$67,809	$70,863

On April 25, 2008, the Company entered into an agreement with a co-author for its diet and nutrition book that it is self-publishing and plans to market direct to customers.  Pursuant to this agreement, the Company paid the co-author a $10,000 advance against future royalties.  The Company will pay the coauthor a 5% royalty if the Company acts as the publisher or a 2 ½% royalty if the Company engages a third-party publisher after the $10,000 advance is recouped.

On March 26, 2008, the Company entered into an agreement with an author to write a book related to diet and nutrition that the Company plans to self-publish and market directly to consumers. Pursuant to the agreement, the author will be paid a $40,000 advance on royalties with the following arrangement: $15,000 payable upon execution of the agreement; $15,000 payable on or before the completion and delivery of the first 50% of the book; and $10,000 on full completion, delivery, and acceptance of the book.  The $40,000 advance on royalties is based on the first 50,000 books sold. The author will receive a 5% royalty on sales above 50,000 books sold where the Company acts as the publisher and 2 1/2% royalty on sales above 50,000 books sold if the Company engages a third-party publisher.  As of March 31, 2009, no advance payment has been paid.

On April 19, 2006, the Company entered into an agreement with a consultant to provide consulting and advisory services for the Company, to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for projects such as classes, interviews, and introductions, to participate in project rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company shall pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of March 31, 2009, there is a balance of $57,809 after advancing $70,000 and deducting royalties to the 2009 sales. Future royalty obligations will be deducted from the current balance.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
Furniture & Fixtures	$15,459	$13,721
Machinery & Equipment	12,524	12,525
Studio Leasehold Improvements	479,327	369,957
	507,310	396,203
Accumulated Depreciation	(5,909)	(4,689)

Property and Equipment, net	$501,401	$391,514

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – PRODUCTION COSTS

The Company capitalized costs incurred for recording seven fitness videos’ master copies.  As of March 31, 2009, total costs of $619,085 were capitalized.  All costs consisted of in-production costs only.

Beginning in the second quarter of 2007, the costs were amortized on a straight-line method over the estimated life of the recorded performances, which is five years.  The Company recorded an amortization expense of $30,954 and $19,791 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 7 – PATENT

The Company filed for a patent for three proprietary yoga mats, which it believes provide unique functions and benefits compared to yoga mats currently in the market.  This patent is currently pending for approval.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2009	2008
Accrued Professional Fees	$21,000	$15,000
Accrued Salaries	103,510	41,404
Employee Reimbursable	-	6,955
Accrued Sales Tax	30	18
Accrued Income Tax	1,600	800
Others	-	2,500
Total Accrued Expenses	$126,140	$66,677

NOTE 9 – NOTES PAYABLE TO RELATED PARTY

The notes payable to related party bear interest at 7% per annum and are due on demand. As of March 31, 2009, the balance was $195,993, including accrued interest of $25,462. As of December 31, 2008, the balance was $207,768, including accrued interest of $22,637.

NOTE 10 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, the Company received $139,000 and sold 1,288,266 shares of the Company’s common stock at a price of $0.06 to $0.15 per share in a self-private placement offering.  The Board of Directors of the Company also approved the issuance aggregate of 2,425,403 shares of Company’s common stock to various providers in consideration of their services to the Company.  The shares were valued and charged to operations based on the closing trading price on the grant date, or $280,506 in the aggregate.

During the three months ended March 31, 2008, the Company received $351,750 and sold 1,005,000 shares of the Company’s common stock pursuant to the August 6, 2007 offering.  In addition, during the first three months ended March 31, 2008, the Company issued 420,571 shares of the Company’s stock for its $147,200 stock subscriptions pursuant to a August 6, 2007 offering.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 11 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended
	March 31,
	2009	2008
Numerator:
Net Loss	$(526,542)	$(515,993)
Denominator:
Weighted Average of Common Shares	31,764,984	21,522,444

Basic and Diluted Net Loss per Share	$(0.02)	$(0.02)

As the Company incurred net losses for the three months ended March 31, 2008, the effect of dilutive securities totaling 2,914,286 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.  There were no dilutive securities for the three months ended March 31, 2009.

There were also 11,777,000 and 5,827,000 shares out-of-money stock options and warrants excluded from the calculation of diluted net loss per share for the three months ended March 31, 2009 and 2008, respectively, because their exercise prices were greater than the average fair market price of the common stock.

NOTE 12 – 2006 STOCK OPTION PLAN

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

A summary of the status of stock options issued by the Company as of March 31, 2009 and 2008 is presented in the following table:

	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,295,000	$0.20	5,250,000	$0.20
Granted	-	-	-	-
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at end of period	5,295,000	$0.20	5,250,000	$0.20

Exercisable at end of period	3,708,334	$0.20	2,625,000	$0.20

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 12 – 2006 STOCK OPTION PLAN (continued)

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

	2009	2008
Weighted average fair value per option granted	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected lives	N/A	N/A
Expected volatility	N/A	N/A

The following table sets forth additional information about stock options outstanding at March 31, 2009:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.20-$0.35	5,295,000	6.51	$0.20	3,708,334
	5,295,000	6.51	$0.20	3,708,334

As of March 31, 2009, there was $241,415 in total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.24 years.

As of March 31, 2008, there was $472,487 in total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.71 years.

NOTE 13 – RELATED PARTY TRANSACTION

During the three months ended March 31, 2008, the Company paid $8,500 to a director for his consulting services to the Company. No such payments were made in 2009.

NOTE 14 – SUBSEQUENT EVENTS

On June 11, 2009, the Company’s Board of Directors approved the following issuances of stock:

•
An aggregate 17,348,271 restricted shares of common stock to its Chief Executive Officer in consideration for cancellation of debt and deferred and accrued compensation owed by the Company to the CEO pursuant to a Conversion Agreement entered into between the Company and the CEO on June 8, 2009.

•	An aggregate 714,250 restricted shares of common stock to a director in consideration for services unrelated to his duties as a director.

•	An aggregate 500,000 restricted shares of common stock to a provider in consideration for legal services rendered.

•	An aggregate 300,000 restricted shares of common stock to an individual in connection with a loan made by him to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements in this Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.   We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or the “Company” or “uKarma” means uKarma Corporation, a Nevada corporation.

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

We began airing the reedited version of our Xflowsion infomercial nationally on June 27, 2008.  Infomercials typically go through a period of on-air testing and other means such as focus groups to obtain feedback that can be used to make edits designed to elicit the greatest consumer response.  We have been going through such a process and conducted a focus group during the 3rd quarter of 2008.  We had a very high percentage (approximately 80%) of participants who were interested in buying our Xflowsion DVD series.  Overall, the focus group feedback revealed a strong interest in the Xflowsion workout and instructor Eric Paskel and confirmed our potential for Xflowsion to be a big seller.  We have been using the feedback we received from the focus group and on-air infomercial testing to tweak our branding and edit our infomercial to maximize the potential response and sales by consumers.  With the economic downturn and the fall season typically not being the best time to sell fitness-oriented products, we did not air our infomercial again during 2008 and have yet to do so in 2009 due to capital constraints.   In addition to our infomercial, our Xflowsion DVD series has been approved for sale on QVC, the home shopping television network, and we have finalized the economic terms of our relationship with QVC.  While we expected that the first air date on QVC would be sometime in January 2009, that airing has not yet occurred.  It was indicated to us that the delay was due to economic conditions and because our product would be less known to the QVC audience since our infomercial was not airing on television.  We do expect at some point that QVC will begin selling our Xflowsion DVD series.

We will be utilizing online marketing for banner and email marketing, Search Engine Optimization (SEO), affiliate marketing, and social media or “word of mouth” marketing. Currently, we are in the process of finalizing agreements with a direct response marketing company on a revenue sharing basis in which the marketing company will incur the expense of marketing, and we would pay them a percentage of the sales they generate.  We have already set up landing pages for such campaigns at www.xflowsion22.com, www.xflowsion23.com, and www.xflowsion24.com.  We also plan to increase our brand exposure and awareness of Xflowsion and drive sales via a public relations campaign. Toward that end, Xflowsion has been profiled in People Magazine, People.com, Fitness Magazine, TMZ, The National Enquirer, and many other publications.  We have received strong media interest and expect our products and brand to receive much upcoming press coverage, including on the Extra TV show which has already shot a segment featuring Xflowsion and a transformation story of an actress who used Xflowsion to lose weight and get in shape.  We are encouraged by the response to our Xflowsion DVD series in the media and with consumers and via our marketing efforts.  It has also been indicated to us by executives of our competitors and other industry contacts that most successful fitness DVD infomercials take many incarnations and in some cases 2-3 years before they elicit a national consumer response.

We are also exploring many opportunities for a reality TV show that would exploit the Xflowsion brand. We had an offer for Eric Paskel to appear in the “Biggest Loser” television program airing on the NBC television network, but declined due to NBC’s insistence on controlling Mr. Paskel’s name and likeness. The “Biggest Loser” opportunity has created other potential television opportunities that we are currently pursuing.  During the third quarter of 2008, we signed with a talent agency to represent our reality TV show concept.  We then met with several TV production companies and generated much interest.  We are currently negotiating with a TV production company to produce and shop our show to TV networks.  While there is no guarantee that we will be successful in producing and airing a TV show consistent with our products and brands, we believe that such a TV show would expose our products to potentially millions of viewers

We continue to seek capital so we can complete tenant improvements to our yoga and fitness studio in Sherman Oaks, California and open the studio while also continuing to have dialog with the landlord in an effort to seek better lease terms of lesser monthly rent and a certain number of free rent months after our opening. There is no guarantee that we will be successful in having the necessary capital or that our landlord will agree to a reduction of rent and free rent. If we are able to raise the needed capital soon, we expect that our studio can be opened within two weeks thereafter.

Along with loaning additional funds to the Company, our CEO, Bill Glaser, has deferred approximately $35,000 of his 2008 salary and will continue to defer his salary in 2009 until the Company can better afford to pay it.  In the meantime, he has agreed to convert his loans to the Company along with his deferred compensation to date into shares of our common stock.

Critical Accounting Policies and Estimates

Our MD&A is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended March 31, 2009 and 2008 was $1,220 and $510, respectively.

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

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the three months ended March 31, 2009 and 2008 was $9,035 and $188,355, respectively.

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

Stock Based Compensation:  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $51,511 and $47,514 for three months ended March 31, 2009 and 2008, respectively.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123R and the EITF Issue No. 00-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees for Acquiring, Or In Conjunction With Selling, Goods Or Services.” SFAS No. 123R states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached, or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements: In April 2009, the FASB issued three Staff Positions (FSPs): (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements,” and (iii) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

Results of Operations

Net sales.  For the three months ended March 31, 2009, net sales increased 487% relative to the three months ended March 31, 2008, from $2,759 to $13,431.  The increase from the first quarter of 2008 to the first quarter of 2009 is primarily attributable to increased press exposure of our Xflowsion product.

Cost of sales.  Cost of sales for the three months ended March 31, 2009 was $773 as compared to $144 for the three months ended March 31, 2008, an increase of approximately 537%.   The increase in our cost of sales is attributable to an approximately proportionate increase in sales.

Gross profit.  Gross profit for the three months ended March 31, 2009 was $12,658 as compared to a gross profit of $2,615 for the three months ended March 31, 2008, representing gross margins of approximately 94% and 94%, respectively.   Gross profit percent remained consistent between the two periods.

Operating expenses. Our operating expenses consisted primarily of expenses related to marketing our product, G&A, and construction of our studio.  For the three months ended March 31, 2009, total operating expenses were $530,901, while total operating expenses for the three months ended March 31, 2008 were $514,600, representing an increase of approximately 3%.   The increase in operating expenses is due to higher costs related to tenant improvements for our studio relative to production costs in the prior period.

Net income (loss).  We had a net loss of $526,542 for the three months ended March 31, 2009 as compared to a net loss of $515,993 for the three months ended March 31, 2008.

LIQUIDITY

Cash Flows

Net cash flow used in operating activities was ($14,101) for the three months ended March 31, 2009, while net cash flow used in operating activities was ($344,664) for the three months ended March 31, 2008.  The decrease in net cash flow from operating activities between the two quarters was mainly due to an increase in stock for services, accounts payable, accrued expenses, and other receivables.

Net cash flow used in investing activities was $111,107 for the three months ended March 31, 2009, while we had no net cash flow from investing activities during the three months ended March 31, 2008.   The negative cash from investing activities between the periods was due to costs related to tenant improvements to our studio space in Sherman Oaks, California.

Net cash flow provided by financing activities was $124,400 for the three months ended March 31, 2009, while net cash flow provided by financing activities was $351,751 for the three months ended March 31, 2008.  The decrease in net cash flow from financing activities was mainly due to less capital being raised during the first quarter of 2009, while in the first quarter of 2008, our IPO was effective and we were raising capital pursuant to that registered offering.

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

CAPITAL RESOURCES

As of March 31, 2009, we had working capital of $(476,713).  To satisfy current working capital needs, our CEO, Bill Glaser, loaned funds to the Company along with raising capital via the sale of common stock.  Until we raise sufficient capital via the sale of our common stock, there is no guarantee that we will be able to meet current working capital needs if we do not receive additional loans from either our CEO or other individuals.  We have fully incurred the production cost of our Xflowsion DVD series and last version of our infomercial, and have incurred approximately $400,000 worth of costs related to the construction of our yoga and fitness studio.  We plan to make financial investments in completing and opening our yoga and fitness studio and in marketing of our Xflowsion DVD series for the next six months.  We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months beginning on January 1, 2009 will be approximately $1,025,000 as follows:

General and Administrative	$300,000
Infomercial Production	150,000
Inventory	50,000
Media (Airtime)	50,000
Marketing/Publicity	150,000
Legal	75,000
DVD/CD Production	50,000
Accounting	50,000
Studio Construction/Start-up	150,000

As of March 31, 2009, we had cash equivalents of $8,132, which will meet our capital requirements for approximately the next month.  We believe that we need approximately an additional $900,000 to meet our capital requirements over the next 12 months.  Our intention is to obtain this money through debt and/or equity financings.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total		Less than 1 year		1-3 Years		3-5 Years		5 years +
Contractual Obligations:
Bank Indebtedness	$	―	$	―	$	―	$	―	$	―
Other Indebtedness		195,993		195,993		―		―		―
Operating Leases		1,584,000		132,000		792,000		660,000		―
Totals:		$1,779,993		$327,993		$792,000		$660,000	$	―

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments during the quarter ended March 31, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 13, 2009 to March 18, 2009, we sold an aggregate 1,288,266 shares of our common stock in exchange for gross proceeds of $139,000.  The price per share ranged from $0.06 to $0.15.  These sales were made in a private placement offering.  We relied on the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), for the issuance of these shares.  The shareholders took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Act.  In addition, there was no general solicitation or advertising for the issuance of the shares.  The shareholders were permitted access to our management for the purpose of acquiring investment information.  Due to the shareholders’ dealings with companies similar to ours, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)
On June 8, 2009, we entered into a Conversion Agreement with Bill Glaser, our Chief Executive Officer.  Mr. Glaser previously made loans to the Company evidenced by several promissory notes (the “Notes”) with an aggregate principal balance of $202,734.72 as of the date of the agreement (“Loan Balance”).  We also owed Mr. Glaser $144,230.70 in accrued deferred compensation as of the date of the agreement (“Deferred Compensation”).  Pursuant to the agreement, Mr. Glaser agreed to convert the total of the Loan Balance and Deferred Compensation into an aggregate 17,348,271 restricted shares of our common stock at a conversion price of $0.02 per share, which was the closing bid price of our common stock on the date of the agreement.  In consideration for the converted shares, the Notes were cancelled and the Deferred Compensation was eliminated.  The foregoing description of the Conversion Agreement does not purpose to be complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as an exhibit to this report.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws, as currently in effect (1)

4.1	Form of Warrant (1)

10.1	Conversion Agreement between the Registrant and Bill Glaser, dated June 8, 2009 *

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
_________________

*	Filed herewith.

(1)	Incorporated herein by reference to our Form SB-2 filed with the SEC on February 12, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UKARMA CORPORATION
(Registrant)

Date: June 12, 2009	By:	/s/ Bill Glaser
Bill Glaser
Chief Executive Officer and President (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)