Form 10-Q
period 2009-06-30
uKARMA CORP
filed 2009-08-19
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 52,344,482 issued and outstanding as of August 19, 2009.

UKARMA CORPORATION
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1.

UKARMA CORPORATION

BALANCE SHEETS

	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$239	$1,781
Accounts receivable	-	309
Due from stockholder	7,000	-
Other receivable	420	26,691
Prepaid expenses	67,457	70,863
Inventory	18,558	22,327
Total Current Assets	93,674	121,971

Property and equipment, net of accumulated depreciation of $7,187 for 2009, and $4,689 for 2008	510,916	391,514

Other Assets
Production costs, net of accumulated amortization of $273,956 for 2009, and $212,047 for 2008	345,129	407,038
Deposit	22,000	28,380
Patent	10,358	10,358
Total Other Assets	377,487	445,776

TOTAL ASSETS	$982,077	$959,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$249,211	196,161
Accrued expenses	44,703	66,677
Refundable good faith deposit	50,000	-
Note payable to unrelated party, including accrued interest of $48 for 2009	6,048	-
Notes payable to related party, including accrued interest of $22,637 for 2008	-	207,768
Total Current Liabilities	349,962	470,606

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,344,482 and 29,768,292 shares issued and outstanding in 2009 and 2008, respectively	52,345	29,768
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued	-	-
Paid-in capital	7,421,726	6,548,088
Accumulated deficit	(6,841,956)	(6,089,201)
Total Stockholders' Equity	632,115	488,655

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$982,077	$959,261

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
For the three and six months ended June 30, 2009 and 2008

	For three months ended		For six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	$4,392	$2,663	$17,823	$5,422

Cost of Sale	371	130	1,144	274
Gross Profit	4,021	2,533	16,679	5,148

Selling, General and Administrative Expenses	223,166	1,053,044	754,067	1,567,644

Operating Loss	(219,145)	(1,050,511)	(737,388)	(1,562,496)

Other Income (Expenses)
Interest Expense	(7,068)	(3,205)	(14,567)	(6,413)
Total Other Income (Expense)	(7,068)	(3,205)	(14,567)	(6,413)

Net Loss before Income Taxes	(226,213)	(1,053,716)	(751,955)	(1,568,909)
Provision for Income Taxes	-	-	800	800
Net Loss	$(226,213)	$(1,053,716)	$(752,755)	$(1,569,709)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.05)	$(0.02)	$(0.07)

Weighted Average Number of Shares	37,420,288	22,662,462	34,624,054	22,095,602

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION

STATEMENT OF CASH FLOWS (Unaudited)
For the six months ended June 30, 2009, and 2008

	For six months ended
	June 30,
	2009	2008
Cash Flow from Operating Activities:
Net loss	$(752,755)	$(1,569,709)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	2,498	1,032
Amortization of production costs	61,909	50,746
Issuance of stock for services	304,791	459,480
Issuance of stock for loan fee	6,000	-
Stock option expenses	99,458	129,093
Stock warrant expenses	-	14,440
(Increase) Decrease in:
Trade accounts receivable	309	-
Payroll tax refund receivable	6,739	(7,159)
Employee advances	19,532	-
Prepaid expenses	3,406	(26,940)
Inventory	3,769	274
Capitalized production costs	-	75,017
Deposit	6,380	(22,000)
Increase (Decrease) in:
Accounts payable	53,050	85,352
Accrued expenses	127,417	(1,807)
Refundable good faith deposit	50,000	-
Net Cash Used by Operating Activities	(7,497)	(812,181)

Cash Flow from Investing Activities:
Due from stockholder	(7,000)
Purchase of property and equipment	(121,900)	(22,793)
Net Cash Used by Investing Activities	(128,900)	(22,793)

Cash Flow from Financing Activities:
Proceeds from notes payable	26,354	-
Repayments to notes payable	(30,499)	-
Proceeds from sale of stock	139,000	798,500
Net Cash Provided by Financing Activities	134,855	798,500

Net Increase (Decrease) in Cash	(1,542)	(36,474)

Cash Balance at Beginning of Period	1,781	483,564

Cash Balance at End of Period	$239	$447,090

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-
Noncash Investment and Financing Activities:
Conversion of notes payable and accrued interest into common stock	$202,735	$-
Conversion of accrued compensation into common stock	$144,231	$-

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

The Company develops and markets proprietary branded personal health and wellness products, including fitness DVDs, nutraceuticals, and mind, body, and spirit goods and services for fitness and health-conscious consumers.  The Company’s product lines target the rapidly growing tens of millions of people who seek to enrich their physical, spiritual, and mental wellness.

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

The Company has predominantly completed construction on a retail studio that will offer Xflowsion, fitness, and yoga classes along with retail items, retreats and teacher training, and food and beverages. The Company expects construction to be completed within approximately 2 weeks from the time that the Company resolves a legal dispute with its landlord (see note 15).  Additionally, the Company is working on a prototype of a patent-pending proprietary yoga mat.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Presentation Of Interim Information: The financial information at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, such information does not include all of the information and footnotes required by GAAP for annual financial statements. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and six months ended June 30, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

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

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended June 30, 2009 and 2008 was $1,278 and $522, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $2,498 and $1,032, respectively.

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

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the three months ended June 30, 2009 and 2008 was $6,952 and $115,191, respectively. Advertising expense for the six months ended June 30, 2009 and 2008 was $15,987 and $303,546, respectively.

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

Stock Based Compensation:  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $47,947 and $99,458 for three months and six month ended June 30, 2009, respectively.

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

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Prepaid Royalty	$67,457	$68,581
Prepaid Legal	-	2,282
Total Prepaid Expenses	$67,457	$70,863

On April 25, 2008, the Company entered into an agreement with a coauthor for its diet and nutrition book that it is self publishing and plans to market directly to customers.  Pursuant to this agreement, the Company paid the coauthor a $10,000 advance against future royalties.  The Company will pay the coauthor a 5% royalty if the Company acts as the publisher or a 2 ½% royalty if the Company engages a third party publisher after the $10,000 advance is recouped.

On March 26, 2008, the Company entered into an agreement with an author to write a book related to diet and nutrition that the Company plans to self publish and market directly to consumers. Pursuant to the agreement, the author will be paid a $40,000 advance on royalties with the following arrangement: $15,000 payable upon execution of the agreement; $15,000 payable on or before the completion and delivery of the first 50% of the book; and $10,000 on full completion, delivery, and acceptance of the book.  The $40,000 advance on royalties is based on the first 50,000 books sold. The author will receive a 5% royalty on sales above 50,000 books sold where the Company acts as the publisher and 2 1/2% royalty on sales above 50,0000 books sold if the Company engages a third party publisher.  As of June 30, 2009, no advance payment has been paid.

On April 19, 2006, the Company entered into an agreement with a consultant to provide consulting and advisory services for the Company, to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews, and introductions, to participate in the projects rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company shall pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of June 30, 2009, there is a balance of $57,457 after advancing $70,000 and deducting royalties to the 2009 sales. Future royalty obligations will be deducted from the current balance.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Furniture & Fixtures	$15,459	$13,721
Machinery & Equipment	12,524	12,525
Studio Leasehold Improvements	490,120	369,957
	518,103	396,203
Accumulated Depreciation	(7,187)	(4,689)

Property and Equipment, net	$510,916	$391,514

NOTE 6 – PRODUCTION COSTS

The Company capitalized costs incurred for recording seven fitness videos’ master copies.  As of June 30, 2009, total costs of $619,085 were capitalized.  All costs consisted of in-production costs only.

Commenced on the second quarter of 2007, the costs were amortized on a straight-line method over the estimated life of the recorded performances, which is five years.  The Company recorded an amortization expense of $30,955 and $30,954 for the three months ended June 30, 2009 and 2008, respectively. The Company recorded an amortization expense of $61,909 and $50,746 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 7 – PATENT

The Company filed for a patent for three proprietary yoga mats, which it believes provide unique functions and benefits compared to yoga mats currently in the market.  To date, the patent is still pending for approval.

NOTE 8 – GOOD FAITH DEPOSIT FOR MERGER AND ACQUISITION

On June 11, 2009, the Company entered into a Letter of Intent (LOI) to acquire Galen Capital Corporation (“Galen”).  Pursuant to the LOI, the Company will issue to Galen’s shareholders that number of newly-issued shares such that they will hold 95% of our outstanding equity shares after the Transaction in exchange for all outstanding Galen equity securities from Galen’s shareholders and $275,000, $50,000 of which is to be transferred to the Company as a good faith deposit. The deposit will be refunded to Galen if the Company cannot or will not close the transaction.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Accrued Professional Fees	$21,000	$15,000
Accrued Salaries	22,035	41,404
Employee Reimbursable	-	6,955
Accrued Sales Tax	68	18
Accrued Income Tax	1,600	800
Others	-	2,500
Total Accrued Expenses	$44,703	$66,677

NOTE 10 – NOTES PAYABLE

A note payable to an unrelated party bears interest at 6% per annum and is due in May 2009. As of June 30, 2009, the balance on this note was $6,048, including accrued interest of $48.

On June 11, 2009, a notes payable to a related party of $202,735, including accrued interest of $27,749, was converted into shares of the Company’s common stock. As of December 31, 2008, the balance was $207,768, including accrued interest of $22,637.

NOTE 11 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2009, the Board of Directors of the Company approved the issuance of an aggregate 3,639,653 shares of Company’s common stock to various providers in consideration of their services to the Company.  The shares were valued and charged to operations based on the closing trading price on the grant date, or $304,791 in the aggregate.

On June 11, 2009, the Board of Directors of the Company approved the issuance of an aggregate 17,348,271 restricted shares of common stock to its Chief Executive Officer in consideration for cancellation of debt and deferred and accrued compensation owed by the Company to the CEO pursuant to a Conversion Agreement entered into between the Company and the CEO on June 11, 2009.  The shares were valued based on the closing bid price on the grant date, or $346,966 in the aggregate.

On June 11, 2009, the Board of Directors of the Company approved the issuance of an aggregate 300,000 restricted shares of common stock to an individual in connection with a loan made by him to the Company. The shares were valued based on the closing bid price on the grant date, or $6,000 in the aggregate.

Through June 30, 2009, the Company received $139,000 and sold 1,288,266 shares of the Company’s common stock at a price of $0.06 to $0.15 per share in a self-private placement offering.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

As of June 30, 2008, the Board of Directors of the Company approved the issuance of an aggregate 1,349,566 shares of Company’s common stock to various providers in consideration for their services to the Company. The shares were valued and charged to operations at a price ranging from $0.2326 to $0.35 per share, or $459,480 in the aggregate. The valuation was based on the private placement offering in the second quarter of 2008 of $0.35 per share, with discounts, if applicable as per the service agreements.

During the six months ended June 30, 2008, the Company received $798,500 and sold 2,281,428 shares of the Company’s common stock pursuant to the August 6, 2007 offering at a price of $0.35 per share.

NOTE 12 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net Loss	$(226,213)	$(1,053,716)	$(752,755)	$(1,569,709)
Denominator:
Weighted Average of Common Shares	37,420,288	22,662,462	34,624,054	22,095,602

Basic and Diluted Net Loss per Share	$(0.01)	$(0.05)	$(0.02)	$(0.07)

There were no dilutive securities for the three months and six months ended June 30, 2009.

As the Company incurred net losses for the three months and six months ended June 30, 2008, the effect of dilutive securities totaling 2,937,143 and 2,925,715 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

There were also 11,777,000 and 5,827,000 shares out-of-money stock options and warrants excluded from the calculation of diluted net loss per share for the six months ended June 30, 2009 and 2008, respectively, because their conversion prices or exercise prices, as applicable, were greater than the average fair market price of the common stock.

NOTE 13 – 2006 STOCK OPTION PLAN

On January 1, 2006, the Board of Directors approved and adopted the 2006 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide the issuance of non-qualified and/or incentive stock options to employees, officers, directors, and consultants and other service providers.  Generally, all options granted expire ten years from the date of grant.  All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options were granted.  It is the Company’s policy to issue new shares for stock option exercised and restricted stock, rather than issue treasury shares.  Options generally vest over ten years.  The Plan reserves 7,500,000 shares of common stock under the Plan and is effective through December 31, 2015.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 13 – 2006 STOCK OPTION PLAN (continued)

A summary of the status of stock options issued by the Company as of June 30, 2009 and 2008 is presented in the following table:

	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,295,000	$0.20	5,250,000	$0.20
Granted	-	-	-	-
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at end of period	5,295,000	$0.20	5,250,000	$0.20

Exercisable at end of period	3,750,000	$0.20	2,666,667	$0.20

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

	2009	2008
Weighted average fair value per option granted	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected lives	N/A	N/A
Expected volatility	N/A	N/A

The following table sets forth additional information about stock options outstanding at June 30, 2009:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.20-$0.35	5,295,000	6.26	$0.20	3,750,000
	5,295,000	6.26	$0.20	3,750,000

As of June 30, 2009, there was $193,468 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.02 years.

As of June 30, 2008, there was $390,908 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.97 years.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008, the Company paid $16,000 to a director for his consulting services to the Company. During the six months ended June 30, 2009, the Company paid $14,285 in 714,250 shares of the Company’s common stock for his services to the Company.

NOTE 15 – LEGAL DISPUTE

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a compliant against the Company and Bill Glaser in the Los Angeles Superior Court in Los Angeles, California.  The Landlord claims that the Company owes back rent on the lease of its yoga and fitness studio in Sherman Oaks, California and seeks to recover $222,859.97 and evict the Company from the subject property. The Company denies liability and contends that the Landlord never reimbursed the Company for a tenant improvement allowance of $165,000 pursuant to the lease along with other breaches by the Landlord.  Unless the Company reaches a settlement with the Landlord where the Landlord reimburses the Company with the tenant improvement allowance and reduces the Company’s future rent payments or where the Landlord allows the Company to vacate the property for a reimbursement of its tenant improvements, the Company plans to initiate legal action against the Landlord for full recovery of all tenant improvements it incurred to date along with other damages.  In the proceeding initiated by the Landlord, the Company filed a demurrer that will be heard on September 24, 2009.

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

We began airing the reedited version of our Xflowsion infomercial nationally on June 27, 2008. Infomercials typically go through a period of on-air testing and other means such as focus groups to obtain feedback that can be used to make edits designed to elicit the greatest consumer response. We had been going through such a process and conducted a focus group during the 3rd quarter of 2008. We had a very high percentage (approximately 80%) of participants who were interested in buying our Xflowsion DVD series. Overall, the focus group feedback revealed a strong interest in the Xflowsion workout and instructor Eric Paskel and confirmed our potential for Xflowsion to be a big seller. We used the feedback we received from the focus group and on-air infomercial testing to tweak our branding and edit our infomercial to maximize the potential response and sales by consumers. With the economic downturn and the fall season typically not being the best time to sell fitness-oriented products, we did not air our infomercial again during 2008 and have yet to do so in 2009 due to capital constraints. In addition to our infomercial, our Xflowsion DVD series has been approved for sale on QVC, the home shopping television network, and we have finalized the economic terms of our relationship with QVC. While we expected that the first air date on QVC would be sometime in January 2009, that airing has not yet occurred. It was indicated to us that the delay was due to economic conditions and because our product would be less known to the QVC audience since our infomercial was not airing on television. We do expect at some point that QVC will begin selling our Xflowsion DVD series.

The personality of our Xflowsion DVD series, Eric Paskel, will appear on a network television reality show this fall, which appearance is expected to be announced after Labor Day. While this television show eliminates cast members after each episode or each week, and there can be no guarantee that Mr. Paskel will continue for any period beyond the first episode, we expect this to be a marketing tool for our brand of DVD series, which features Mr. Paskel, as he will be exposed to an audience of up to 15-30 million individuals.

Toward this end, we executed an online marketing agreement with Livemercial which is one of the largest online marketers of direct response products. Among other products, Livemercial has marketed many products featuring Billy Mays as the pitchman. Pursuant to the agreement with Livemercial, Livemercial will incur all expenses related to the establishment of websites for our Xflowsion DVD series as well as all online marketing expenses intended to direct traffic to the websites that Livemercial creates. Livemercial will be paid by us a percentage of each sale they generate, and we will not incur any related marketing expenses.

We expect that we will have a big opportunity to leverage the press coverage that Mr. Paskel will receive as a result of being a cast member on the upcoming network television show through our marketing collaborations, and we also plan to increase our brand exposure and awareness of Xflowsion and drive sales via a public relations campaign. Toward that end, Xflowsion has already been profiled in People Magazine, People.com, Fitness Magazine, TMZ, The National Enquirer, and many other publications. We are encouraged by the response to our Xflowsion DVD series in the media and with consumers and via our marketing efforts.

We are also pleased to report that we entered into a Letter of Intent (LOI) to acquire Galen Capital Corporation (“Galen”). Galen is a holding company that has two wholly owned government defense contractors as well as a wealth management and investment banking division. Pursuant to the LOI, we will receive $275,000 from Galen and all outstanding Galen equity securities from Galen’s shareholders. In return, we will issue to Galen’s shareholders that number of newly-issued shares such that they will hold 95% of our outstanding equity shares after the Transaction.

Concurrent with the merger of Galen, uKarma’s operating business will be spun-off into a new entity that will be held by our current shareholders (prior to the Transaction) on a pro-rata basis. As such, we believe that this transaction is beneficial for our shareholders as we will be able to receive $275,000 without selling shares and without taking on debt. Our shareholders will also own the same pro-rata ownership in uKarma’s business while also retaining some ownership of Galen.

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

Results of Operations

Comparison of Six Months ended June 30, 2009 and June 30, 2008

Net sales. For the six months ended June 30, 2009, net sales increased 229% relative to the six months ended June 30, 2008, from $5,422 to $17,823. The increase from the first half of 2008 to the first half of 2009 is primarily attributable to increased public relations exposure of our Xflowsion DVD series.

Cost of sales. Cost of sales for the six months ended June 30, 2009 was $1,144 as compared to $274 for the six months ended June 30, 2008, an increase of approximately 318%. The increase in our cost of sales is attributable to a greater number of product units sold.

Gross profit. Gross profit for the six months ended June 30, 2009 was $16,679 as compared to a gross profit of $5,148 for the six months ended June 30, 2008, representing gross margins of approximately 94% and 95%, respectively.

Operating expenses. Our operating expenses consisted primarily of general and administrative expenses and expenses related to marketing our product and construction of our studio. For the six months ended June 30, 2009, total operating expenses were $754,067, while total operating expenses for the six months ended June 30, 2008 were $1,567,644, representing a decrease of approximately 53%. The decrease in operating expenses is due to fewer expenses related to infomercial production and stock for services.

Net income (loss). We had net loss of $752,755 for the six months ended June 30, 2009 as compared to net loss of $1,569,709 for the six months ended June 30, 2008.

Comparison of Three Months ended June 30, 2009 and June 30, 2008

Net sales. For the three months ended June 30, 2009, net sales increased 65% relative to the three months ended June 30, 2008, from $2,663 to $4,392. The increase from the second quarter of 2008 to the second quarter of 2009 is primarily attributable to increased public relations exposure of our Xflowsion DVD series.

Cost of sales. Cost of sales for the three months ended June 30, 2009 was $371 as compared to $130 for the three months ended June 30, 2008, an increase of approximately 185%. The increase in our cost of sales is attributable to a greater number of product units sold.

Gross profit. Gross profit for the three months ended June 30, 2009 was $4,021 as compared to a gross profit of $2,533 for the three months ended June 30, 2008, representing gross margins of approximately 91.5% and 95%, respectively.

Operating expenses. Our operating expenses consisted primarily of general and administrative expenses and expenses related to marketing our product and construction of our studio. For the three months ended June 30, 2009, total operating expenses were $233,166, while total operating expenses for the three months ended June 30, 2008 were $1,053,044, representing a decrease of approximately 78%.The decrease in operating expenses is due to fewer production costs and stock issued for services.

Net income (loss). We had net loss of $226,213 for the three months ended June 30, 2009 as compared to net loss of $1,053,716 for the three months ended June 30, 2008.

LIQUIDITY

Cash Flows

Net cash used by operating activities was $7,497 for the six months ended June 30, 2009, while net cash used by operating activities was $812,181 for the six months ended June 30, 2008. The decrease in net cash flow from operating activities between the two periods was mainly due to lower net loss.

Net cash used by investing activities was $128,900 for the six months ended June 30, 2009, while net cash used by investing activities was $22,793 for the six months ended June 30, 2008. The increase in net cash flow from investing activities between the periods was due to increased use of cash for purchases of property and equipment.

Net cash provided by financing activities was $134,855 for the six months ended June 30, 2009, while net cash provided by financing activities was $798,500 for the six months ended June 30, 2008. The decrease in net cash flow from financing activities was mainly due to capital received from our IPO in 2008.

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

CAPITAL RESOURCES

As of June 30, 2009, we had working capital of $(256,288). To satisfy current working capital needs, our CEO, Bill Glaser, loaned funds to the Company along with raising capital via the sale of common stock. Until we raise sufficient capital via the sale of our common stock, there is no guarantee that we will be able to meet current working capital needs if we do not receive additional loans from either our CEO or other individuals. We have fully incurred the production cost of our Xflowsion DVD series and last version of our infomercial, and have incurred approximately $400,000 worth of costs related to the construction of our yoga and fitness studio. We plan to make financial investments in completing and opening our yoga and fitness studio and in marketing of our Xflowsion DVD series for the next six months. We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months beginning on January 1, 2009 will be approximately $1,025,000 as follows:

General and Administrative	$300,000
Infomercial Production	150,000
Inventory	50,000
Media (Airtime)	50,000
Marketing/Publicity	150,000
Legal	75,000
DVD/CD Production	50,000
Accounting	50,000
Studio Construction/Start-up	150,000

As of June 30, 2009, we had cash equivalents of $7,659, which will meet our capital requirements for approximately the next month. We believe that we need approximately an additional $900,000 to meet our capital requirements over the next 12 months. Our intention is to obtain this money through debt and/or equity financings.

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

The following table summarizes our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total		Less than 1 year		1-3 Years		3-5 Years		5 years +
Contractual Obligations:
Bank Indebtedness	$	―	$	―	$	―	$	―	$	―
Other Indebtedness		―		―		―		―		―
Operating Leases		1,584,000		132,000		792,000		660,000		―
Totals:		$1,584,000		$132,000		$792,000		$660,000	$	―

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

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a compliant against uKarma Corporation and Bill Glaser in the Los Angeles Superior Court in Los Angeles, California. The Landlord claims that we owe back rent on the lease of our yoga and fitness studio in Sherman Oaks, California and seeks to recover $222,859.97 and evict us from the subject property. We deny liability and contend that the Landlord never reimbursed us for a tenant improvement allowance of $165,000 pursuant to the lease along with other breaches by the Landlord. Unless we reach a settlement with the Landlord where the Landlord reimburses us with the tenant improvement allowance and reduces our future rent payments or where the Landlord allows us to vacate the property for a reimbursement of our tenant improvements, we plan to initiate legal action against the Landlord for full recovery of all tenant improvements we incurred to date along with other damages. In the proceeding initiated by the Landlord, we filed a demurrer that will be heard on September 24, 2009.

Other than the proceeding discussed above, there have been no material developments during the quarter ended June 30, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On to June 11, 2009, we issued 714,250 shares of our common stock to Fred Tannous in consideration for $14,285 in fees for consulting services rendered to the Company. We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registering the sale of these shares of common stock under the Act.

On to June 11, 2009, we issued 500,000 shares of our common stock to Mark Lindon in consideration for $10,000 in fees for legal services rendered to the Company. We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registering the sale of these shares of common stock under the Act.

On to June 11, 2009, we issued 17,348,271 shares of our common stock to Bill Glaser in consideration for $202,734.72 in debt conversion and $144,230.70 in deferred and accrued compensation. We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registering the sale of these shares of common stock under the Act.

On to June 11, 2009, we issued 300,000 shares of our common stock to Leonard Panzer in consideration for a $6,000 loan to the Company. We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registering the sale of these shares of common stock under the Act.

Other than the above, there are no unregistered sales of equity securities during the quarter ended June 30, 2009 to report that have not already been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws, as currently in effect (1)

4.1	Form of Warrant (1)

10.1	Letter of Intent between Galen Capital Corporation and uKarma Corporation, dated June 11, 2009 *

10.2	Amendment to Letter of Intent between Galen Capital Corporation and uKarma Corporation, dated August 18, 2009 *

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

(1)	Incorporated herein by reference to our Form SB-2 filed with the SEC on February 12, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UKARMA CORPORATION
(Registrant)

Date: August 19, 2009	By:	/s/ Bill Glaser
Bill Glaser
Chief Executive Officer and President (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)