Form 10-Q
period 2009-09-30
uKARMA CORP
filed 2009-11-23
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 52,794,482 issued and outstanding as of November 20, 2009.

UKARMA CORPORATION
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1.

UKARMA CORPORATION

BALANCE SHEETS

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,412	$1,781
Accounts receivable	-	309
Due from stockholder	13,906
Other receivable	-	26,691
Prepaid expenses	67,380	70,863
Inventory	18,475	22,327
Total Current Assets	102,173	121,971

Property and equipment, net of accumulated depreciation of $8,464 for 2009, and $4,689 for 2008	19,520	391,514

Other Assets
Production costs, net of accumulated amortization of $304,910 for 2009, and $212,047 for 2008	314,175	407,038
Deposit	-	28,380
Patent	10,358	10,358
Total Other Assets	324,533	445,776

TOTAL ASSETS	$446,226	$959,261

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$304,585	196,161
Accrued expenses	113,940	66,677
Refundable good faith deposit	75,000	-
Notes payable to unrelated parties, including accrued interest of $161 for 2009	10,661	-
Notes payable to related party, including accrued interest of $22,637 for 2008	-	207,768
Total Current Liabilities	504,186	470,606

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,794,482 and 29,768,292 shares issued and outstanding in 2009 and 2008, respectively	52,795	29,768
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued	-	-
Paid-in capital	7,484,723	6,548,088
Accumulated deficit	(7,595,478)	(6,089,201)
Total Stockholders' Equity (Deficit)	(57,960)	488,655

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$446,226	$959,261

See notes to interim unaudited financial statements

UKARMA CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
For the three months and nine months ended September 30, 2009 and 2008

	For three months ended		For nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	$2,796	$70,215	$20,619	$75,637

Cost of Sale	82	3,340	1,226	3,614
Gross Profit	2,714	66,875	19,393	72,023
Selling, General and Administrative Expenses	751,631	511,023	1,505,698	2,079,374

Operating Loss	(748,917)	(444,148)	(1,486,305)	(2,007,351)

Other Income (Expenses)
Interest Expense	(4,605)	(2,769)	(19,172)	(9,182)
Total Other Income (Expense)	(4,605)	(2,769)	(19,172)	(9,182)

Net Loss before Income Taxes	(753,522)	(446,917)	(1,505,477)	(2,016,533)
Provision for Income Taxes	-	-	800	800
Net Loss	$(753,522)	$(446,917)	$(1,506,277)	$(2,017,333)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.09)

Weighted Average Number of Shares	52,475,461	25,395,786	40,662,031	22,999,257

See notes to interim unaudited financial statements

UKARMA CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
For the nine months ended September 30, 2009, and 2008

	For nine months ended
	September 30,
	2009	2008
Cash Flow from Operating Activities:
Net loss	$(1,506,277)	$(2,017,333)
Adjustment to reconcile net loss to
net cash used by operating activities:
Depreciation	3,775	1,841
Amortization of production costs	92,863	81,700
Abandonment of leasehold improvements	492,119
Issuance of stock for services	304,791	486,704
Issuance of stock for loan fee	21,500	-
Stock option expenses	147,405	180,604
Stock warrant expenses	-	14,440
(Increase) Decrease in:
Trade accounts receivable	309	(1,965)
Payroll tax refund receivable	7,159	(7,159)
Employee advances	-	-
Prepaid expenses	3,483	(24,211)
Inventory	3,852	3,614
Capitalized production costs	-	75,017
Deposit	28,380	(28,057)
Increase (Decrease) in:
Accounts payable	108,424	152,022
Accrued expenses	196,767	1,771
Refundable good faith deposit	75,000	-
Net Cash Used by Operating Activities	(20,450)	(1,081,012)

Cash Flow from Investing Activities:
Due from stockholder	5,626	-
Purchase of property and equipment	(123,900)	(130,730)
Net Cash Used by Investing Activities	(118,274)	(130,730)

Cash Flow from Financing Activities:
Proceeds from notes payable	30,854	-
Repayments to notes payable	(30,499)	(35,001)
Proceeds from sale of stock	139,000	859,750
Net Cash Provided by Financing Activities	139,355	824,749

Net Increase (Decrease) in Cash	631	(386,993)

Cash Balance at Beginning of Year	1,781	483,564

Cash Balance at End of Year	$2,412	$96,571

Supplemental Disclosures:
Interest Paid	$44,473	$-
Taxes Paid	$800	$800
Noncash Investment and Financing Activities:
Conversion of notes payable and accrued interest into common stock	$202,735	$-
Conversion of accrued compensation into common stock	$144,231	$-

See notes to interim unaudited financial statements

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

Through infomercials and other marketing initiatives, the Company launched its initial products.  The goal of the infomercials is to generate initial working capital, and build a community of loyal customers.  From there, the Company will expand its product offerings into proprietary branded products primarily within the fitness and wellbeing multimedia and nutraceutical markets.  As the brand image builds, the Company intends to extend its brand systematically to other complementary consumer products that meet its stringent product guidelines and are consistent with its message of “total health and happiness for oneself and others.”

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Presentation of Interim Information: The financial information at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with U.S. GAAP for interim financial information. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the nine months ended September 30, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

Use of Estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

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

Concentration of Cash: The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC’s insurance limits. Management considers the risk to be minimal.

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended September 30, 2009 and 2008 was $1,277 and $809, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $3,775 and $1,841, respectively.

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

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the three months ended September 30, 2009 was a negligible amount, and for the three months ended September 30, 2008 was $8,025. Advertising expense for the nine months ended September 30, 2009 and 2008 was $15,987 and $312,011, respectively.

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

Stock Based Compensation:  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $47,947 and $147,405 for three months and nine months ended September 30, 2009, respectively.

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

New Accounting Pronouncements: In April 2009, the FASB issued three Staff Positions (FSPs): (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements,” and (iii) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The pronouncements are intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statements No. 162”. The statement establishes the Accounting Standards Codification TM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Under the Codification, all of its content will carry the same level of authority. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No. 46(R).”  The statement changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” The statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new standard is effective for fiscal years or interim periods after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

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

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Prepaid Royalty	$67,380	$68,581
Prepaid Legal	-	2,282
Total Prepaid Expenses	$67,380	$70,863

On April 25, 2008, the Company entered into an agreement with a coauthor for its diet and nutrition book that it is self-publishing and plans to market directly to customers.  Pursuant to this agreement, the Company paid the coauthor a $10,000 advance against future royalties.  The Company will pay the coauthor a 5% royalty if uKarma acts as the publisher or a 2 ½% royalty if uKarma engages a third party publisher after the $10,000 advance is recouped.

On March 26, 2008, the Company entered into an agreement with an author to write a book related to diet and nutrition that the Company plans to self-publish and market directly to consumers. Pursuant to the agreement, the author will be paid a $40,000 advance on royalties with the following arrangement: $15,000 payable upon execution of the agreement; $15,000 payable on or before the completion and delivery of the first 50% of the book; and $10,000 on full completion, delivery, and acceptance of the book.  The $40,000 advance on royalties is based on the first 50,000 books sold. The author will receive a 5% royalty on sales above 50,000 books sold where the Company acts as the publisher and 2 1/2% royalty on sales above 50,0000 books sold if the Company engages a third party publisher.  As of September 30, 2009, no advance payment has been paid.

On April 19, 2006, the Company entered into an agreement with a consultant to provide consulting and advisory services for the Company, to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the projects rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company will pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of September 30, 2009, there is a balance of $57,380 after advancing $70,000 and deducting royalties on the 2009 sales. Future royalty obligations will be deducted from the current balance.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Furniture & Fixtures	$15,459	$13,721
Machinery & Equipment	12,525	12,525
Studio Leasehold Improvements	-	369,957
	27,984	396,203
Accumulated Depreciation	(8,464)	(4,689)

Property and Equipment, net	$19,520	$391,514

NOTE 6 – PRODUCTION COSTS

The Company capitalized costs incurred for recording seven fitness videos’ master copies.  As of September 30, 2009, total costs of $619,085 were capitalized.  All costs consisted of in-production costs only.

Starting in the second quarter of 2007, the costs were amortized on a straight-line method over the estimated life of the recorded performances, which is five years.  The Company recorded an amortization expense of $30,954 and $30,955 for the three months ended September 30, 2009 and 2008, respectively. The Company recorded an amortization expense of $92,863 and $81,700 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 7 – PATENT

The Company filed for a patent for three proprietary yoga mats, which it believes provide unique functions and benefits compared to yoga mats currently in the market.  Through to date, the patent is still pending for approval.

NOTE 8 – GOOD FAITH DEPOSIT FOR MERGER AND ACQUISITION

On October 19, 2009, the Company and its wholly owned subsidiary, GCC Merger Sub Corporation (“Merger Sub”), entered into a Merger Agreement with Galen Capital Corporation (“GCC”) dated as of  October 15, 2009 (“Agreement”).  This followed a previously executed Letter of Intent between the Company and GCC dated June 11, 2009.

Under the Agreement, Merger Sub would merge with GCC such that following the merger (“Merger” or “Transaction”), GCC would be a wholly owned subsidiary of the Company.  As consideration for the transaction, the Company would issue to GCC security holders that number of shares of common stock on a fully diluted basis (“Common Shares”) such that following such issuance, GCC security holders would hold 95% of the outstanding Company Common Shares on a fully diluted basis.  GCC common stock would be exchanged for Company Common Shares.  GCC convertible preferred stock, options, and warrants would be exchanged for equivalent Company preferred stock, options, and warrants.

In addition, GCC has agreed to pay Company an amount equal to $275,000 (“Cash Payment”). Through date of this report, $150,000 of the Cash Payment has already been paid to uKarma as a non-refundable deposit along with an $11,000 advance for the Company’s third quarter accounting fees.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Accrued Professional Fees	$28,200	$15,000
Accrued Salaries	84,140	41,404
Employee Reimbursable	-	6,955
Accrued Sales Tax	-	18
Accrued Income Tax	1,600	800
Others	-	2,500
Total Accrued Expenses	$113,940	$66,677

NOTE 10 – NOTES PAYABLE

The notes payable to unrelated parties bear interest at 6% per annum and are due on their one year anniversaries in May 2010 and September 2010. As of September 30, 2009, the balance was $10,661 including accrued interest of $161.

During the nine months ended September 30, 2009, a notes payable to a related party of $202,735, including accrued interest of $27,749, was converted into shares of the Company’s common stock. As of December 31, 2008, the balance was $207,768, including accrued interest of $22,637.

NOTE 11 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2009, the Board of Directors of the Company approved the issuance of an aggregate 3,639,653 shares of Company’s common stock to various providers in consideration of their services to the Company.  The shares were valued and charged to operations based on the opening trading price on the grant date, or $304,791 in the aggregate.

During the nine months ended September 30, 2009, the Board of Directors of the Company approved the issuance of an aggregate 17,348,271 restricted shares of common stock to its Chief Executive Officer in consideration for cancellation of debt and deferred and accrued compensation owed by the Company to the CEO pursuant to a Conversion Agreement entered into between the Company and the CEO on June 11, 2009.  The shares were valued based on the opening bid price on the grant date, or $346,966 in the aggregate.

Through September 30, 2009, the Company received $139,000 and sold 1,288,266 shares of the Company’s common stock at a price of $0.06 to $0.15 per share in a private placement offering.

On September 17, 2009, the Board of Directors of the Company approved the issuance of an aggregate 250,000 restricted shares of common stock to an individual in connection with a loan made by him to the Company. The shares were valued based on the opening bid price on the grant date, or $7,500 in the aggregate.

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

On August 17, 2009, the Board of Directors of the Company approved the issuance of an aggregate 200,000 restricted shares of common stock to an individual in connection with a loan made by him to the Company. The shares were valued based on the opening bid price on the grant date, or $8,000 in the aggregate.

On June 11, 2009, the Board of Directors of the Company approved the issuance of an aggregate 300,000 restricted shares of common stock to an individual in connection with a loan made by him to the Company. The shares were valued based on the opening bid price on the grant date, or $6,000 in the aggregate.

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

NOTE 12 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For nine months ended
	September 30,		September 30,
Numerator:	2009	2008	2009	2008
Net Loss	$(753,522)	$(446,917)	$(1,506,277)	$(2,017,333)
Denominator:
Weighted Average of Common Shares	52,475,461	25,395,786	40,662,031	22,999,257

Basic and Diluted Net Loss per Share	$(0.01)	$(0.02)	$(0.04)	$(0.09)

As a result of our net loss for the three and nine months ended September 30, 2009 and 2008, all common share equivalents would have been anti-dilutive and therefore, have been excluded from the diluted net loss per share calculation. The weighted average securities, consisting of stock options and warrants, that were either out of the money or anti-dilutive from our calculation of diluted net loss per share were approximately 11,777,000 and 11,777,000 for three months ended September 30, 2009 and 2008, respectively. The weighted average securities, consisting of stock options and warrants, that were either out of the money or anti-dilutive from our calculation of diluted net loss per share were approximately 11,777,000 and 11,747,000 for nine months ended September 30, 2009 and 2008, respectively.

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

A summary of the status of stock options issued by the Company as of September 30, 2009 and 2008 is presented in the following table:

	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,295,000	$0.20	5,250,000	$0.20
Granted	-	-	45,000	0.35
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at end of period	5,295,000	$0.20	5,295,000	$0.20

Exercisable at end of period	4,265,000	$0.20	3,166,667	$0.20

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

	2009	2008
Weighted average fair value per option granted	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected lives	N/A	N/A
Expected volatility	N/A	N/A

The following table sets forth additional information about stock options outstanding at September 30, 2009:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.20-$0.35	5,295,000	6.01	$0.20	4,265,000
	5,295,000	6.01	$0.20	4,265,000

UKARMA CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 13 – 2008 STOCK OPTION PLAN (continued)

As of September 30, 2009, there was $145,521 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 0.77 years.

As of September 30, 2008, there was $344,437 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.72 years.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008, the Company paid $23,500 to a director for his consulting services to the Company. During the nine months ended September 30, 2009, the Company paid $14,285 in 714,250 shares of the Company’s common stock for his services to the Company.

NOTE 15 – LEGAL DISPUTE

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a compliant against the Company and Bill Glaser in the Los Angeles Superior Court in Los Angeles, California. The Landlord claims that the Company owes back rent on the lease of its yoga and fitness studio in Sherman Oaks, California and seeks to recover $222,859.97 and evict the Company from the subject property. The Company denies liability and contends that the Landlord never reimbursed the Company for a tenant improvement allowance of $165,000 pursuant to the lease along with other breaches by the Landlord.  The judge in the case denied a writ of attachment motion that was submitted by the Landlord.  A settlement could not be reached between the parties, and as such the Company vacated the property on September 30, 2009. The case is expected to be reassigned by the Court from an unlawful detainer to a breach of contract dispute. At such time, the Company plans to initiate legal action against the Landlord for full recovery of all tenant improvements it incurred to date along with other damages.

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

The personality of our Xflowsion DVD series, Eric Paskel, appeared on this season of CBS’ reality show, The Amazing Race, which started airing in September 2009.  Prior to the airing of the first episode of this season, we engaged an online marketing firm to market our Xflowsion DVD series on a CPA (Cost Per Acquisition) basis.  We also explored and planned many other marketing initiatives in order to leverage the large audience that was going to be exposed to Eric Paskel.  While it was possible that Mr. Paskel could have been eliminated on the first show, the audience of millions was a big opportunity to leverage into potential Xflowsion DVD sales.  Unfortunately, Mr. Paskel was eliminated at the beginning of the first episode and, as such, our marketing initiatives relating to that exposure have been put on hold.  We believe that Mr. Paskel was well received on a show that has several million viewers, and we are pursuing opportunities for other television appearances that can be a catalyst for awareness and marketing opportunities for our Xflowsion DVD series.

We also plan to increase our brand exposure and awareness of Xflowsion and drive sales via a public relations campaign. Toward that end, Xflowsion has already been profiled in People Magazine, People.com, Fitness Magazine, TMZ, The National Enquirer, and many other publications.  The product was recently profiled on an E! Entertainment television show and is expected to be profiled in 17 Magazine and others in the coming months. We are encouraged by the response to our Xflowsion DVD series in the media and with consumers and via our marketing efforts and will continue to pursue opportunities that can be catalysts to additional press and media exposure.

Further to the Letter of Intent (LOI) to that we entered into with Galen Capital Corporation (“Galen”), we and our wholly owned subsidiary GCC Merger Corporation (“Merger Sub”) subsequently executed a merger agreement with Galen. Under the agreement, Merger Sub would merge with Galen such that following the merger (“Merger” or “Transaction”), Galen would be a wholly owned subsidiary of the Company.  As consideration for the transaction, the Company will issue to the holders of Galen securities that number of shares of common stock on a fully diluted basis (“Common Shares”) such that following such issuance, GCC security holders would hold 95% of the outstanding Company Common Shares on a fully diluted basis.  Galen common stock would be exchanged for Company Common Shares.  Galen convertible preferred stock, options, and warrants would be exchanged for equivalent Company preferred stock, options, and warrants.

In addition, Galen has agreed to pay Company an amount equal to $275,000 (“Cash Payment”). As of the date of this report, $150,000 of the Cash Payment has already been paid to uKarma as a non-refundable deposit along with an $11,000 advance for the Company’s third quarter accounting fees.

The Company’s obligations to close the Transaction will be subject to certain conditions of the other party that must be satisfied or waived, including, among other things, Galen shall pay the remaining portion of the Cash Payment and Galen shareholders shall vote to approve the merger transaction.  Galen’s obligations to close the Transaction will be subject to certain conditions of the other party that must be satisfied or waived, including, among other things, Galen shall have certain persons appointed as Company officers and directors.  The Agreement may be terminated by any party if the Closing does not occur by December 31, 2009 provided such terminating party is not in breach of this Agreement.  The Company has been informed by Galen’s management that the timing to close the Transaction is based on when their audit will be completed, which they expect to be completed by December 31, 2009.

Concurrent with the merger of Galen, uKarma’s operating business will be spun-off into a new entity that will be held by our current shareholders on a pro-rata basis. As such, we believe that this transaction is beneficial for our shareholders as we will be able to receive $275,000 without selling shares and without taking on debt. Our shareholders will also own the same pro-rata ownership in uKarma’s business while also retaining some ownership of Galen.

Along with previously loaning additional funds to the Company, our CEO, Bill Glaser, has deferred approximately $35,000 of his 2008 salary and will continue to defer his salary in 2009 until the Company can better afford to pay it. In the meantime, he has agreed to convert his loans to the Company along with his deferred compensation as of June 30, 2009 into shares of our common stock.

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

The following accounting policies, which are also described in Note 2 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Use of Estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

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

Concentration of Cash: The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC’s insurance limits. Management considers the risk to be minimal.

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

Stock Based Compensation:  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123R and the EITF Issue No. 00-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees for Acquiring, Or In Conjunction With Selling, Goods Or Services.” SFAS No. 123R states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements

In April 2009, the FASB issued three Staff Positions (FSPs): (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements,” and (iii) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The pronouncements are intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statements No. 162”. The statement establishes the Accounting Standards Codification TM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Under the Codification, all of its content will carry the same level of authority. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No. 46(R).”  The statement changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” The statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new standard is effective for fiscal years or interim periods after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Results of Operations

Comparison of Nine Months ended September 30, 2009 and September 30, 2008

Net sales. For the nine months ended September 30, 2009, net sales decreased 73% relative to the nine months ended September 30, 2008, from $75,637 to $20,619. The decrease is primarily attributable to press coverage and infomercial airings in 2008 that did not occur in the same period of 2009.

Cost of sales. Cost of sales for the nine months ended September 30, 2009 was $1,226 as compared to $3,614 for the nine months ended September 30, 2008, a decrease of approximately 66%. The decrease in our cost of sales is attributable to a decrease in sales but a consistent product cost.

Gross profit. Gross profit for the nine months ended September 30, 2009 was $19,393 as compared to a gross profit of $72,023 for the nine months ended September 30, 2008, representing gross margins of approximately 94% and 95%, respectively.

Operating expenses. Our operating expenses consisted primarily of general and administrative expenses and expenses related to marketing our product and construction of our proposed yoga and fitness studio. For the nine months ended September 30, 2009, total operating expenses were $1,505,698, while total operating expenses for the nine months ended September 30, 2008 were $2,079,374, representing a decrease of approximately 28%. The decrease in operating expenses is primarily due to infomercial production costs incurred in 2008 and not in 2009.

Net income (loss). We had net loss of $1,506,277 for the nine months ended September 30, 2009 as compared to net loss of $2,017,333 for the nine months ended September 30, 2008.

Comparison of Three Months ended September 30, 2009 and September 30, 2008

Net sales. For the three months ended September 30, 2009, net sales decreased 96% relative to the three months ended September 30, 2008, from $70,215 to $2,796. The decrease from the third quarter of 2008 to the third quarter of 2009 is primarily attributable to press coverage in People Magazine and other outlets in 2008 that was not received in 2009.

Cost of sales. Cost of sales for the three months ended September 30, 2009 was $82 as compared to $3,340 for the three months ended September 30, 2008, a decrease of approximately 97.5%. The decrease in our cost of sales is attributable to a decrease in sales but consistent product cost.

Gross profit. Gross profit for the three months ended September 30, 2009 was $2,714 as compared to a gross profit of $66,875 for the three months ended September 30, 2008, representing gross margins of approximately 97% and 95%, respectively.

Operating expenses. Our operating expenses consisted primarily of general and administrative expenses and expenses related to marketing our product and construction of our proposed yoga and fitness studio. For the three months ended September 30, 2009, total operating expenses were $751,631, while total operating expenses for the three months ended September 30, 2008 were $511,023, representing an increase of approximately 47%.The increase in operating expenses is due to the write-off of leasehold improvements related to our proposed yoga and fitness studio.

Net income (loss). We had net loss of $753,522 for the three months ended September 30, 2009 as compared to net loss of $446,917 for the three months ended September 30, 2008.

LIQUIDITY

Cash Flows

Net cash used by operating activities was $20,450 for the nine months ended September 30, 2009, while net cash used by operating activities was $1,081,012 for the nine months ended September 30, 2008. The decrease in net cash used by operating activities between the periods was mainly due to the write-off of leasehold improvements, higher accrued expenses, and a deposit related to a pending merger transaction.

Net cash used by investing activities was $118,274 for the nine months ended September 30, 2009, while net cash used by investing activities was $130,730 for the nine months ended September 30, 2008. The decrease in net cash used by investing activities between the periods was due to a decrease in the purchase of equipment and property.

Net cash provided by financing activities was $139,355 for the nine months ended September 30, 2009, while net cash provided by financing activities was $824,749 for the nine months ended September 30, 2008. The decrease in net cash flow from financing activities between the periods was mainly due to the Company raising more capital in 2008 than in 2009 through the sale of its common stock.

Material Impact of Known Events on Liquidity

Although we no longer have the lease obligation of our proposed yoga and fitness studio and have limited our operations due to capital constraints, we do have ongoing legal expenses related to a contract dispute with the landlord of the studio along with other planned marketing initiatives of our Xflowsion DVD series. Due to our current liquidity, we must raise additional capital in order to meet the aforementioned obligations.

CAPITAL RESOURCES

As of September 30, 2009, we had working capital of $(402,013). To satisfy current working capital needs, our CEO, Bill Glaser, previously loaned funds to the Company along with raising capital through the sale of common stock and loans by other individuals. Until we raise sufficient capital via the sale of our common stock or via additional loans, there is no guarantee that we will be able to meet current working capital needs. We have fully incurred the production cost of our Xflowsion DVD series and last version of our infomercial. We plan to make financial investments in editing and airing our infomercial and marketing of our Xflowsion DVD series for the next six months. We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months beginning on October 1, 2009 will be approximately $875,000 as follows:

General and Administrative	$300,000
Infomercial Production	150,000
Inventory	50,000
Media (Airtime)	50,000
Marketing/Publicity	150,000
Legal	75,000
DVD/CD Production	50,000
Accounting	50,000

As of September 30, 2009, we had cash equivalents of $16,318, which will meet our capital requirements for approximately the next month. We believe that we need approximately an additional $860,000 to meet our capital requirements over the next 12 months. Our intention is to obtain this money through debt and/or equity financings.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We do not currently have fixed contractual obligations or commitments that include future estimated payments.

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

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a compliant against uKarma Corporation and Bill Glaser in the Los Angeles Superior Court in Los Angeles, California. The Landlord claimed that we owe back rent on the lease of our yoga and fitness studio in Sherman Oaks, California and sought to recover $222,859.97 and evict us from the subject property. We denied liability and contend that the Landlord never reimbursed us for a tenant improvement allowance of $165,000 pursuant to the lease along with other breaches by the Landlord. The judge in the case denied a writ of attachment motion that was submitted by the Landlord.  A settlement could not be reached between the parties, and as such the Company vacated the property on September 30, 2009. The case is expected to be reassigned by the Court from an unlawful detainer to a breach of contract dispute. At such time, the Company plans to initiate legal action against the Landlord for full recovery of all tenant improvements it incurred to date along with other damages.

Other than the proceeding discussed above, there have been no material developments during the quarter ended September 30, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 17, 2009, we issued 250,000 restricted shares of our common stock to Maher Khoury in connection with a loan made by him to the Company in the amount of $2,500.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On August 17, 2009, we issued 200,000 restricted shares of our common stock to Leonard Panzer in connection with a loan made by him to the Company in the amount of $2,000.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

 Other than the above, there are no unregistered sales of equity securities during the quarter ended September 30, 2009 to report that have not already been disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a)         None.

(b)         There were no changes to the procedures by which security holders may recommend nominees to our board of directors

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws, as currently in effect (1)

4.1	Form of Warrant (1)

10.1	Merger Agreement between Galen Capital Corporation, GCC Merger Sub Corporation, and uKarma Corporation, dated October 15, 2009 *

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

(1)	Incorporated herein by reference to our Form SB-2 filed with the SEC on February 12, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UKARMA CORPORATION
(Registrant)

Date: November 23, 2009	By:	/s/ Bill Glaser
Bill Glaser
Chief Executive Officer and President (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)