Form 10-K
period 2009-12-31
uKARMA CORP
filed 2010-04-15
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

At June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $625,447, based on a closing price of $0.03 per share and 20,848,253 shares of common stock.

Number of shares of common stock outstanding as of April 14, 2010: 52,794,482

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the fiscal year ended December 31, 2009 contains “forward-looking” statements including statements regarding our expectations of our future operations.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships.  In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report.  All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

When used in this annual report, the terms the “Company,” “uKarma,” “we,” “us,” “our,” and similar terms refer to uKarma Corporation, a Nevada corporation.

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

We launched our initial products, a fitness DVD series called Xflowsion, through an infomercial and other marketing initiatives. The goal of the infomercial, if it successfully generates consumer response and sales, is to generate initial working capital and build a community of loyal customers.  From there, we plan on expanding our product offerings into proprietary branded products primarily within the fitness/well-being multimedia and nutraceutical markets.  As our brand image builds, we intend to extend our brand systematically to other complementary consumer products that meet our stringent product guidelines and are consistent with our message of “total health and happiness for oneself and others.”

We began to generate revenue in the second quarter of 2007.  Accordingly, we are no longer a development stage since April 1, 2007.

Recent Events

On October 19, 2009, the Company and its wholly owned subsidiary, GCC Merger Sub Corporation (“Merger Sub”), entered into a Merger Agreement with Galen Capital Corporation (“GCC”) dated as of  October 15, 2009.  This followed a previously executed Letter of Intent between the Company and GCC dated June 11, 2009.

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

On December 22, 2009, the Company amended the Merger Agreement with GCC. Pursuant to the terms of the amended agreement, the closing date was changed to on or before May 15, 2010. GCC has also agreed to pay Company an amount equal to $475,000 (“Cash Payment”) and replaced the previous agreement amount of $275,000. Through the date of this report, $375,000 of the Cash Payment has already been paid to the Company as a non-refundable deposit along with $23,500 worth of expenses. In addition, GCC must pay the Company a final payment of $100,000 on or before the latest of March 31, 2010 or the date the Company files the Form 10-K.

Principal Products and Services

Fitness and Relationship-oriented DVDs

We plan to offer complementary products within our target categories after we have enough customers (approximately 10,000 customers) to warrant such product extensions.  We expect to develop additional bundles of DVDs within the fitness and personal development segments. The timing of this will depend on the timing of our market penetration with Xflowsion and being in a cash position to re-edit our infomercial and initiate other marketing programs.  We anticipate, however, producing and marketing a series of other DVDs related to developing and maintaining healthy relationships sometime after we obtain at least 10,000 customers.  As a result of Eric Paskel’s educational and clinical expertise in this area, including an advanced degree in clinical psychology and background in family therapy, he is extremely well-suited to cross-over effectively from his yoga/fitness DVDs to this arena.  Each relationship DVD will likely have a retail price of $19.95, similar to the individual pricing for our fitness DVDs when not sold as part of a bundle of products.

Additional Multimedia Offerings

After we build a strong customer base and establish Xflowsion, we plan to extend our media offerings into pod casting, web broadcasting, and TV production.  For TV productions, we will consider developing and producing original content of shows that are uplifting and inspirational, as well as fitness/workout formats and reality shows focusing on the behind-the-life of a yogi or guru.   We previously engaged an agent for such a purpose and had interest in producing a TV show from production companies, along with Eric Paskel appearing on “The Amazing Race” in September 2009.  However, we expect such TV opportunities to become more viable if and when our Xflowsion brand becomes more successful and attains a loyal following of consumers.

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

Distribution and Sales

Once we are in a capital position to do so, we plan to continue to edit and test market our infomercial with the intention of obtaining the right formula to attract sales and make the economics of airing the infomercial nationally viable.  If successful in doing so, we will build a customer base through our infomercial and other direct–to-consumer marketing.  We would then expect to increase brand equity and growth through additional complementary product offerings, such as other DVD products and nutraceuticals.  While infomercials will be the initial focus for our channel distribution strategy, we expect to sell our products through additional channels, including retail.  We initially offered our Xflowsion DVD series for sale in May 2007 for $39.95 plus $9.95 shipping and handling.  This pricing was made available to those who had previously registered on www.xflowsion.com.  The pricing for the Xflowsion DVD series was offered for 3 payments of $19.95, or $59.85, plus $12.95 shipping and handling when our infomercial ran in May 2007.  We began re-airing our updated and reedited Xflowsion infomercial nationally on June 27, 2008.  Infomercials typically go through a period of on-air testing and other means such as focus groups to obtain feedback that can be used to make edits designed to elicit the greatest consumer response.  We went through such a process and conducted a focus group during the 3rd quarter of 2008.  We had a very high percentage (approximately 80%) of participants who were interested in buying our Xflowsion DVD series.  Overall, the focus group feedback revealed a strong interest in the Xflowsion workout and instructor Eric Paskel and confirmed our potential for Xflowsion to be a big seller.  However due to cash constraints, we have not edited or aired the infomercial since.  Once we are in a position to do so, we plan to use the feedback we received from the focus group and on-air infomercial testing to tweak our branding and edit our infomercial so we can maximize the potential response and sales by consumers.

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

Web-based Sales

We believe that our websites, www.xflowsion.com and www.uKarma.com, will be an integral component of our direct response television marketing (DRTV) campaigns.  Koeppel Direct estimates that between 15-50% of DRTV purchases are now occurring on the web due to the high percentage of people who surf the Internet and watch TV concurrently.  Koeppel Direct also estimates that approximately 50% of U.S. homes now have a high-speed broadband connection, enabling prospective customers to easily view short clips of the infomercial or selected video and lead them to a purchase decision.  The website may also serve as a tool to further educate the consumer about our products and its benefits.  Current traffic to www.xflowsion.com has been generated as a result of receiving press coverage (www.xflowsion.com/press.html), in response to the airings of our infomercial, to online marketing we initiated, and from word of mouth.  We expect to drive additional traffic to our websites via the airings of our infomercial, additional press coverage, and via online marketing including Social Media, SEO (search engine optimization), banner advertisements, and email marketing.

Paid Subscription Services

If we can reach a critical mass of customers (approximately 50,000 unique individuals) through our infomercial and begin to drive customers to our website through other marketing activities, we expect to offer an online subscription service to paying members.  The service may offer customers updated content on health tips, yoga poses, healthy recipes, bulletins, live chats with instructors, among others.

Viral/Social Media Marketing

In order to expand our database, we expect to use viral marketing (marketing techniques that use pre-existing social networks to produce increases in brand awareness through self-replicating viral processes), such as by establishing Facebook, Twitter, YouTube, and other social media sites for our Xflowsion DVD series and providing free content and previews of our products.  We also expect to offer daily inspirational messages to our prospective customers via opt-in email services, which are effective tools from which to then offer products and services and advertise third-party paid sponsors.

Affiliate Programs

The uKarma Affiliate Partner Program is intended to allow our partners to earn a commission by promoting uKarma products and/or brand links (text, images, banners, products) on our affiliates’ websites.  We are expected to provide affiliates with a range of banners, coupons, and product links for each product. Using web-based technology, we will be able to track visitors from each affiliate site.  Affiliate sites could include online yoga and fitness journals (i.e., www.yogajournal.com), as well as sites dedicated to selling products from infomercials (i.e., www.asseenontv.com).

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

•
Total U.S. sales for nutraceutical or dietary supplement products alone were estimated to be $86 billion (http://en.wikipedia.org/wiki/Nutraceutical).  The term “nutraceutical” was coined in 1989 by the Foundation for Innovation in Medicine and is defined as any ingestible substance that may be considered a food or part of a food that provides health benefits.

The instructional fitness DVD industry is highly competitive.  According to Nielsen media research, DVD fitness titles sales rated by Nielsen VideoScan reported in March 2004 that DVDs represented 51% of the sales for the top 30 fitness titles.  Over the past few years, the most popular fitness DVD titles have related to pilates and yoga.  USA Today reported that, according to Video Store Magazine Market Research, of the top 10 selling DVD fitness titles of 2003, No. 1 in the top ten is Leslie Sansone: Walk Away the Pounds: (168,000 Units) followed by #2 The Method Pilates Target Specific: (150,000 Units); #3 The Method Pilates: (120,000 Units); #4 Pilates Conditioning for Weight Loss: (117,000 Units); #5 Pilates for Dummies: (168,000 Units); #6 Crunch: Pick Your Spot Pilates: (105,000 Units); #7 Darrin's Dance Grooves: (91,000 Units); #8 Cheer: (80,000 Units); #9 The Firm: Total Body Super Cardio Mix: (73,000 Units); and #10 Yoga Conditioning for Weight Loss: (72,000 Units).  In addition, sales of popular fitness DVDs sold via infomercial during the past year contained yoga related content such as in P90X and 10 Minute Trainer.

Competition

We believe that the “mind, body, and spirit” market is comprised of few large competitors and also comprised of small, local, and regional businesses.  Some of our competitors have greater financial and marketing resources and greater brand recognition.  Some smaller competitors may be able to more effectively personalize their relationships with customers, thereby gaining a competitive advantage.  The largest and most similar competitor within this market is Gaiam, Inc. (NASDAQ: GAIA).  Gaiam is a lifestyle media company that creates media, information, and products for individuals who seek to live healthier, more rewarding, and sustainable lifestyles.  Other larger competitors who produce and market fitness related DVD products via infomercials and through other direct to consumer marketing are Beach Body and Guthy Renker, both of which are private companies.

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

Although we operate in a market that already contains many experienced companies with greater resources, we believe that we may still be able to compete in the market.  We believe that there is room in the marketplace for original fitness DVDs that offer new information and types of exercise that are specifically targeted to groups of people or to people with specific interests.  This belief is based on informal research that our management has done on the types of fitness DVDs available for purchase on the Internet and in other locations, compared to discussions with approximately 30 people from various backgrounds and of different demographics regarding the types of fitness DVDs that might appeal to them, along with a focus group comprised of approximately 60 individuals.  We plan to produce and sell fitness DVDs to those mass market and niche markets.

Raw Materials and Principal Suppliers

We have no need for raw materials or suppliers at this time but may need such relationships if we sell nutraceutical and dietary supplement products.  Our DVDs and CDs that are part of our Xflowsion product offering are replicated by a DVD/CD replication company, and the guidebooks and intro letters that are part of our Xflowsion products are printed at a printing company.

Customers

The marketing and sales of our Xflowsion DVD product has continued to be in the test-marketing and word of mouth stage until we are able to get the version of our infomercial that elicits the greatest response and makes sense to roll out nationally once our capital position warrants.  As such, our customer base is limited in size.   If we are able to establish a more substantial customer base in the future, we may become dependent on a few major customers or distributors.

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

We have filed for patent protection for our proprietary yoga mat product concept.  We do not, however, expect a patent to be issued, and, as a result, we do not plan to produce and market such a product.

We have filed and received a trademarks for “Xflowision” and “uKarma.”  In addition, we have filed for Slogan Mark protection for “The most fun you’ll ever have working out”, “The most fun I’ve ever had working out”, “Mind Blowing fitness for every body”, “Mind Blowing workouts for every body”, “Triple Training”, “Look Great Outside, Feel Great Inside”, and “Ultimate Cross Training for mind body and spirit”.  We have also filed trademarks for our DVD titles including “Calm Down Dog,” “The Lean,” “Amazing Abs,” “Body Blast,” and “Kick Butt Yoga.”  We also filed for trademarks for “Dreams Realized”, “DreamsRealized.com”, and “The Karma Diet.”  The following trademarks have been registered: uKarma, Xflowsion, Body Blast, Calm Down Dog, and The Most Fun You’ll Ever Have Working Out.  The following trademarks have been published: All U Need, Amazing Abs, Dreams Realized, Look Great Outside Feel Great Inside, The Karma Diet, Triple Training, and The Most Fun I’ll Ever Have Working out.  The others are currently pending.  Our inability or failure to establish rights to these terms or protect our rights may have a material adverse effect on our business, results of operations, and financial condition.  We also own the copyright in the websites www.ukarma.com and www.xflowsion.com.

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

Employees

We currently have 1 employee, who is a full-time employee.

ITEM 2.  PROPERTIES

Our principal executive offices were located at 499 North Canon Drive, Suite 308, Beverly Hills, California 90210.   Subsequent to the lease expiration date on April 15, 2009, we physically moved from our office but maintain an identity plan that includes phone answering and mail service at this location on a quarterly basis for approximately $450 per quarter.  As such, our mailing address has not changed.  We plan to continue the identity plan until we are able to afford office space.  In the meantime, our CEO works from his home.

ITEM 3.  LEGAL PROCEEDINGS

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a compliant against uKarma Corporation and Bill Glaser, our Chief Executive Officer, in the Los Angeles Superior Court in Los Angeles, California. The Landlord claimed that we owe back rent on the lease of our yoga and fitness studio in Sherman Oaks, California and sought to recover $222,859.97 and evict us from the subject property. We denied liability and contend that the Landlord never reimbursed us for a tenant improvement allowance of $165,000 pursuant to the lease along with other breaches by the Landlord. The judge in the cased denied a writ of attachment motion that was submitted by the Landlord.  A settlement could not be reached between the parties, and as such the Company vacated the property on September 30, 2009.   On December 2, 2009, the Landlord filed a First Amended complaint naming the Company, Mr. Glaser, and Fred Tannous, a director of the Company, and a number of unrelated parties and added additional causes of actions and damages totaling $1,066,660.00.  The Company filed a demurer that was heard and sustained by the court on March 2, 2010.  As a result of the judge’s ruling, there is currently no pending complaint on file against the Company, Mr. Glaser, and Mr. Tannous.  The judge did provide the Landlord with the right to amend the complaint within 45 days from March 2, 2010.  If and when he does so, we plan to defend such claims that we believe are false and frivolous along with initiating legal action against the Landlord for full recovery of all tenant improvements it incurred to date along with other damages.

Other than the proceeding discussed above, we know of no material, existing or pending legal proceeding against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol “UKMA.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended	High Bid		Low Bid

December 31, 2009		$0.015		$0.005
September 30, 2009		$0.03		$0.0101
June 30, 2009		$0.031		$0.01
March 31, 2009		$0.12		$0.02

December 31, 2008		$0.22		$0.08
September 30, 2008		$0.35		$0.14
June 30, 2008		$0.54		$0.30
March 31, 2008	$	*	$	*

* Our common stock had no active trading market until June 17, 2008.

As of April 14, 2010, the closing sales price for shares of our common stock was $.004 per share on the OTCBB.

Holders

As of April 14, 2010, we had approximately 102 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, we sold the following equity securities of the Company that were not registered under the Securities Act of 1933, as amended, and that were not previously disclosed in a quarterly report on Form 10-Q or on a current report on Form 8-K:

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of uKarma Corporation for the fiscal years ending December 31, 2009 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Forward-Looking Information and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are an early stage company that develops and markets proprietary branded personal health and wellness products, including yoga and fitness DVDs, printed materials and CDs, nutraceuticals, and other products targeting the mass market and MBS (Mind/Body/Spirit) consumers. We generated no revenues since inception through the first quarter of 2007. We began to generate revenue in the second quarter of 2007.  Accordingly, we are no longer a development stage since April 1, 2007.

We incurred net losses of approximately $122,488 in 2005, $1,397,922 in 2006, $1,849,636 in 2007, 2,677,092 in 2008 and $1,743,449 in 2009. As of December 31, 2009, we had an accumulated deficit of $7,832,650.  As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

In May 2007, we began to market and sell our initial Xflowsion yoga/fitness DVD products. We believe that our success depends upon our ability to successfully produce, market, and distribute such products along with having the necessary capital to operate and grow our business. After test-marketing the initial version of our infomercial, we recognized the need to shoot additional footage and to reedit it before airing it again. Due to capital constraints, we had to wait until our registration statement was declared effective by the Securities and Exchange Commission in order to raise capital. Our registration statement was declared effective on August 9, 2007, and we focused the remainder of 2007 raising capital and preparing to update our infomercial and implement our marketing strategy in 2008.

We began airing the reedited version of our Xflowsion infomercial nationally on June 27, 2008.  Infomercials typically go through a period of on-air testing and other means such as focus groups to obtain feedback that can be used to make edits designed to elicit the greatest consumer response.  We went through such a process and conducted a focus group during the 3rd quarter of 2008.  We had a very high percentage (approximately 80%) of participants who were interested in buying our Xflowsion DVD series.  Overall, the focus group feedback revealed a strong interest in the Xflowsion workout and instructor Eric Paskel and confirmed our potential for Xflowsion to be a big seller.   We also previously received strong media coverage regarding our Xflowsion brand.  Xflowsion has been profiled in People Magazine, People.com, Fitness Magazine, TMZ, The National Enquirer, and many other publications. We have been encouraged by the response to our Xflowsion DVD series in the media and with consumers and via our past marketing efforts, and, when in a better capital position, we plan to reinstitute our marketing initiatives.  It has also been indicated to us by executives of our competitors and other industry contacts that most successful fitness DVD infomercials take many incarnations before they become successful.

During 2008, we entered into a lease to develop and operate a yoga and fitness studio in Sherman Oaks, CA that we expected to be open in late 2008 or early 2009.  Due to a number of construction delays that we believe were in large part caused by the breaches and interference of the landlord, and after spending approximately $500,000 in tenant improvements, we were unable to open and operate that component of our business.  During that time period, the U.S. and global economic recession and related turmoil and volatility in the equity markets along with our financial results made if very difficult to raise additional capital.  As such, our marketing efforts for our Xflowsion DVD series and, in particular, the editing and re-airing of our infomercial has been delayed until such time that we are sufficiently capitalized.  The ongoing economic uncertainty in general and current economic condition of the Company may continue to impact our ability to raise capital and successfully market and sell our Xflowsion products along with creating and marketing other products.  This could negatively impact our future operating performance and cash flow.

The personality of our Xflowsion DVD series, Eric Paskel, appeared on the CBS reality show, The Amazing Race, which started airing in September 2009.  Prior to the airing of the first episode of that season, we engaged an online marketing firm to market our Xflowsion DVD series on a CPA (Cost per Acquisition) basis.  We also explored and planned many other marketing initiatives in order to leverage the large audience that was going to be exposed to Eric Paskel.  While it was possible that Mr. Paskel could have been eliminated on the first show, the audience of millions was a big opportunity to leverage into potential Xflowsion DVD sales.  Unfortunately, Mr. Paskel was eliminated at the beginning of the first episode and, as such, our marketing initiatives relating to that exposure were put on hold, which affected our sales.

Further to the Letter of Intent (LOI) to that we entered into with Galen Capital Corporation (“Galen”), we and our wholly owned subsidiary GCC Merger Corporation (“Merger Sub”) subsequently executed a merger agreement with Galen. Under the agreement, Merger Sub would merge with Galen such that following the merger (“Merger” or “Transaction”), and Galen would be a wholly owned subsidiary of the Company.  As consideration for the transaction, the Company will issue to the holders of Galen securities equaling that number of shares of common stock on a fully diluted basis (“Common Shares”) such that following such issuance, Merger Sub security holders would hold 95% of the outstanding Company Common Shares on a fully diluted basis.  Galen common stock would be exchanged for Company Common Shares.  Galen convertible preferred stock, options, and warrants would be exchanged for equivalent Company preferred stock, options, and warrants.

In addition, we entered into an amendment to the merger agreement in which Galen has agreed to pay the Company an amount equal to $475,000 (“Cash Payment”). As of the date of this report, $375,000 of the Cash Payment has already been paid to the Company as a non-refundable deposit along with $23,500 worth of expenses.

Our obligations to close the Transaction will be subject to certain conditions of the other party that must be satisfied or waived, including, among other things, Galen shall pay the remaining portion of the Cash Payment and Galen shareholders shall vote to approve the merger transaction.  Galen’s obligations to close the Transaction will be subject to certain conditions of the other party that must be satisfied or waived, including, among other things, Galen shall have certain persons appointed as Company officers and directors.  The Agreement may be terminated by any party if the Closing does not occur by May 15, 2010 provided such terminating party is not in breach of this Agreement.  The Company has been informed by Galen’s management that the timing to close the Transaction is based on when their audit will be completed, which they expect to be completed in order to close by May 15, 2010.

Concurrent with the merger of Galen, our operating business will be spun-off into a new entity that will be held by our then-current shareholders on a pro-rata basis. As such, we believe that this transaction is beneficial for our shareholders as we will be able to receive capital without selling shares and without taking on debt. Our then-current shareholders are also expected to own the same pro-rata ownership in the spun-off operating business while also retaining some ownership of the Company.

Along with converting his loans to the Company and $144, 231 of deferred compensation into common stock, our CEO, Bill Glaser, continues to have his salary deferred until the Company can better afford to pay it.

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

Patents: The Company capitalizes patent costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. As of the balance sheet date, the Company determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent.

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

Results of Operations

The following table sets forth the results of our operations for the years ended December 31, 2009 and 2008:

	Fiscal Year Ended December 31,
	2009	2008
Net Sales	$20,528	$86,339

Cost of Sales	1,226	4,048

Gross Profit	19,302	82,291

Operating Expenses	(1,738,427)	(2,741,075)

Operating Loss	(1,719,125)	(2,658,784)

Interest Expense	(23,524)	(16,758)

Net Loss Before Income Tax	(1,742,649)	(2,675,542)

Provision for Income Taxes	800	800

Net Loss	(1,743,449)	(2,676,342)

Net Sales.   Net sales were $20,528 in 2009, a decrease of approximately 76.2% from $86,339 in 2008.  We attribute the decrease to not airing our infomercial and less publicity coverage.

Cost of Sales.   Cost of sales was $1,226 in 2009, a decrease of approximately 69.7% from $4,048 in 2008.  The decrease is attributable to lower sales as we were unable to take advantage of volume discounts that are associated with our larger sales.

Gross Profit.   Gross profit was $19,302 in 2009, a decrease of approximately 76.5% from $82,291 in 2008.  The decrease is attributable to lower sales and a lower selling price of our DVDs.

Operating Expenses.  Operating expenses in 2009 were $1,738,427, a decrease of approximately 36.6% from $2,741,825 in 2008.  The decrease was due to lower production expenses along with other reduced expenses and fewer stock for services expenses.

Operating Loss.  Operating loss was $1,719,125 in 2009, a decrease of approximately 35.3% from an operating loss of $2,658,784 in 2008.  The decrease in operating loss is attributable to lower operating costs due to not producing and airing our infomercial and other reduced expenditures.

Net Loss.  Net loss was $1,743,449 in 2009, a decrease of approximately 34.9% from a net loss of $2,676,342 in 2008.  The decrease in net loss is mainly attributable to lower operating costs due to not producing and airing our infomercial and other reduced expenditures.

Liquidity

Cash Flows

Net cash used in operating activities was $165,511 in 2009 while net cash flow used in operating activities was $1,335,715 in 2008.  The increase in net cash flow from operating activities was due primarily to a lack of infomercial productions costs and less stock for services issued.

Net cash used in investing activities was $150,540 in 2009 while net cash flow used in investing activities was $383,563 in 2008.  The decrease in net cash flow from investing activities was due to less capital raised.

Net cash provided by financing activities was $314,355 in 2009 while net cash flow provided by financing activities was $1,237,495 in 2008.  The decrease in net cash flow from financing activities was due to less capital raised.

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

Capital Resources

As of December 31, 2009, we had working capital of $(273,648).  To satisfy current working capital needs, our CEO, Bill Glaser, loaned funds to the Company along with raising capital via the sale of common stock as well as receiving capital from its planned merger with Galen Capital.  Until we raise sufficient capital via the sale of our common stock, there is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash via loans, stock sales, revenues, or other sources.  We have fully incurred the production cost of our Xflowsion DVD series and last version of our infomercial, and plan to make financial investments in marketing of our Xflowsion DVD series for the next six months.  We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months beginning on January 1, 2010 will be approximately $860,000 as follows:

General and Administrative	$300,000
Infomercial Production	150,000
Inventory	50,000
Media (Airtime)	50,000
Marketing/Publicity	150,000
Legal	75,000
DVD/CD Production	50,000
Accounting	35,000

As of December 31, 2009, we had cash equivalents of $85.  We believe that we need approximately an additional $860,000 to meet our capital requirements over the next 12 months.  Our intention is to obtain this money through debt and/or equity financings.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash.  Expenses incurred that cannot be paid in stock, such as auditors' fees, will be paid in cash.  There are no assurances that we will be able to meet our capital requirements or that our capital requirements will not increase.  If we are unable to raise necessary capital to meet our capital requirements, we may not be able to successfully market and sell our Xflowsion DVDs and other products.

Our independent certified public accountants have stated in their report dated April 9, 2010 included herein that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements and the success of future operations.  These factors raise substantial doubts about our ability to continue as a going concern.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the years ended December 31, 2009 and 2008 begin on the following page.

UKARMA CORPORATION

HAROLD Y. SPECTOR, CPA	SPECTOR & ASSOCIATES, LLP	70 SOUTH LAKE AVENUE
STEVEN M. SPECTOR, CPA	Certified Public Accountants	SUITE 630
	(888) 584-5577 FAX (626) 584-6447 admin@swdcpa.com	PASADENA, CA 91101

To the Board of Directors and
Stockholders of uKarma Corporation

We have audited the accompanying balance sheets of uKarma Corporation as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of uKarma Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company’s ability to continue in the normal course of business is dependent upon the success of future operations. The Company has recurring losses, substantial working capital deficiency, stockholders’ deficit and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spector & Associates, LLP
Pasadena, CA
April 9, 2010

UKARMA CORPORATION

BALANCE SHEETS

	As of
	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$85	$1,781
Accounts receivable	-	309
Due from stockholder	46,172	-
Merger and acquisition receivable	100,000	-
Other receivable	-	26,691
Prepaid expenses	67,380	70,863
Inventory	18,476	22,327
Total Current Assets	232,113	121,971

Property and equipment, net of accumulated depreciation of $9,742 for 2009, and $4,689 for 2008	18,242	391,514

Other Assets
Production costs, net of accumulated amortization of $335,864 for 2009, and $212,047 for 2008	283,221	407,038
Deposit	-	28,380
Patent	-	10,358
Total Other Assets	283,221	445,776

TOTAL ASSETS	$533,576	$959,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$318,396	196,161
Accrued expenses	176,546	66,677
Notes payable to unrelated parties, including accrued interest of $319 for 2009	10,819	-
Notes payable to related party, including accrued interest of $22,637 for 2008	-	207,768
Total Current Liabilities	505,761	470,606

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,794,482 and 29,768,292 shares issued and outstanding in 2009 and 2008, respectively	52,795	29,768
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued	-	-
Paid-in capital	7,807,670	6,548,088
Accumulated deficit	(7,832,650)	(6,089,201)
Total Stockholders' Equity	27,815	488,655

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$533,576	$959,261

See notes to financial statements

UKARMA CORPORATION

STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 and 2008
	For the years
	ended December 31,
	2009	2008
Sales	$20,528	$86,339

Cost of Sale	1,226	4,048

Gross Profit	19,302	82,291

Selling, General and Administrative Expenses	1,738,427	2,741,825

Operating Loss	(1,719,125)	(2,659,534)

Other Income (Expenses)
Interest Expense	(23,524)	(16,758)
Total Other Income (Expense)	(23,524)	(16,758)

Net Loss before Income Taxes	(1,742,649)	(2,676,292)

Provision for Income Taxes	800	800

Net Loss	$(1,743,449)	$(2,677,092)

Loss Per Share-Basic and Diluted	$(0.04)	$(0.11)

Weighted Average Number of Shares	43,608,671	23,886,934

See notes to financial statements

UKARMA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2009 and 2008

	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Subscriptions	Deficit	Total
Balance at December 31, 2007	20,611,406	$20,611	$4,152,161	$147,200	$(3,412,109)	$907,863
Stock subscriptions issued	420,571	421	146,779	(147,200)		-
Sales of common stock	5,349,575	5,349	1,230,646			1,235,995
Issuance of common stock for services	3,386,740	3,387	771,947			775,334
Issuance of stock options			232,115			232,115
Issuance of stock warrants			14,440			14,440
Net Loss for the year ended
December 31, 2008					(2,677,092)	(2,677,092)
Balance at December 31, 2008	29,768,292	$29,768	$6,548,088	$-	$(6,089,201)	$488,655
Sales of common stock	1,288,266	1,288	137,712			139,000
Issuance of common stock for services	3,639,653	3,640	301,151			304,791
Issuance of stock options			195,352			195,352
Insurance of common stock for loan fees	750,000	750	20,750			21,500
Conversion loans and compensation to Common stock	17,348,271	17,349	329,617			346,966
Pending merger cash proceeds			275,000			275,000
Net Loss for the year ended
December 31, 2009					(1,743,449)	(1,743,449)
Balance at December 31, 2009	52,794,482	$52,795	$7,532,670	$-	$(7,832,650)	$27,815

See notes to financial statements

UKARMA CORPORATION

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and 2008

	For the years ended
	December 31,
	2009	2008
Cash Flow from Operating Activities:
Net loss	$(1,743,449)	$(2,677,092)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	5,053	2,760
Amortization of production costs	123,817	112,654
Loss on abandonment of leasehold improvements	492,119	-
Impairment of intangible assets	10,358	-
Issuance of stock for services	304,791	775,334
Issuance of stock for loan fee	21,500	-
Stock option expenses	195,352	232,115
Stock warrant expenses	-	14,440
(Increase) Decrease in:
Trade accounts receivable	309	(309)
Other receivable	-	(26,691)
Payroll tax refund receivable	7,159	-
Prepaid expenses	3,483	(15,717)
Inventory	3,851	1,220
Capitalized production costs	-	75,017
Deposit	28,380	(24,646)
Increase (Decrease) in:
Accounts payable	122,235	139,174
Accrued expenses	259,531	56,026
Net Cash Provided (Used) by Operating Activities	(165,511)	(1,335,715)

Cash Flow from Investing Activities:
Due from stockholder	(26,640)	-
Purchase of property and equipment	(123,900)	(383,563)
Net Cash Provided (Used) by Investing Activities	(150,540)	(383,563)

Cash Flow from Financing Activities:
Proceeds from notes payable	30,854	36,500
Repayments to notes payable	(30,499)	(35,000)
Proceeds from pending mergers	175,000	-
Proceeds from sale of stock	139,000	1,235,995
Net Cash Provided (Used) by Financing Activities	314,355	1,237,495

Net Increase (Decrease) in Cash	(1,696)	(481,783)

Cash Balance at Beginning of Year	1,781	483,564

Cash Balance at End of Year	$85	$1,781

Supplemental Disclosures:
Interest Paid	$48,666	$-
Taxes Paid	$800	$1,600
Noncash Investment and Financing Activities:
Conversion of notes payable and accrued interest into common stock	$202,735	$-
Conversion of accrued compensation into common stock	$144,231	$-
Receivable incurred for pending merger proceeds	$100,000	$-

See notes to financial statements

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

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the year then ended December 31, 2009 and 2008 was $5,053 and $2,760, respectively.

Patents: The Company capitalizes patent costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. As of the balance sheet date, the Company determines that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the year then ended December 31, 2009 and 2008 was $15,987 and $319,761, respectively.

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

Stock Based Compensation:  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $195,352 and $232,115 for year then ended December 31, 2009 and 2008, respectively.

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,	December 31,
	2009	2008
	(Audited)	(Audited)
Prepaid Royalty	$67,380	$68,581
Prepaid Legal	-	2,282
Total Prepaid Expenses	$67,380	$70,863

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

On March 26, 2008, the Company entered into an agreement with an author to write a book related to diet and nutrition that the Company plans to self publish and market directly to consumers. Pursuant to the agreement, the author will be paid a $40,000 advance on royalties with the following arrangement: $15,000 payable upon execution of the agreement; $15,000 payable on or before the completion and delivery of the first 50% of the book; and $10,000 on full completion, delivery, and acceptance of the book.  The $40,000 advance on royalties is based on the first 50,000 books sold. The author will receive a 5% royalty on sales above 50,000 books sold where the Company acts as the publisher and 2 1/2% royalty on sales above 50,0000 books sold if the Company engages a third party publisher.  As of December 31, 2009, no advance payment has been paid.

On April 19, 2006, the Company entered into an agreement with a consultant to provide consulting and advisory services for the Company, to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the projects rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company shall pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of December 31, 2009, there is a balance of $57,380 after advancing $70,000 and deducting royalties to the 2009 sales. Future royalty obligations will be deducted from the current balance.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2009	2008
	(Audited)	(Audited)
Furniture & Fixtures	$15,459	$13,721
Machinery & Equipment	12,525	12,525
Studio Leasehold Improvements	-	369,957
	27,984	396,203
Accumulated Depreciation	(9,742)	(4,689)

Property and Equipment, net	$18,242	$391,514

NOTE 6 – PRODUCTION COSTS

The Company capitalized costs incurred for recording seven fitness videos’ master copies.  As of December 31, 2009, total costs of $619,085 were capitalized.  All costs consisted of in-production costs only.

Beginning in the second quarter of 2007, the costs were amortized on a straight-line method over the estimated life of the recorded performances, which is five years.  The Company recorded an amortization expense of $123,817 and $112,654 for the year ended December 31, 2009 and 2008, respectively.

NOTE 7 – PATENT

The Company filed for a patent for three proprietary yoga mats, which it believes provide unique functions and benefits compared to yoga mats currently in the market.  As of the balance sheet date, the Company determined that the patent application is not likely to be awarded, accordingly, recognized an impairment loss of $10,358. The impairment loss was included in legal expense for 2009.

NOTE 8 – MERGER AND ACQUISITION

On October 19, 2009, the Company and its wholly owned subsidiary, GCC Merger Sub Corporation (“Merger Sub”), entered into a Merger Agreement with Galen Capital Corporation (“GCC”) dated as of October 15, 2009 (“Agreement”).  This followed a previously executed Letter of Intent between the Company and GCC dated June 11, 2009.

Under the Agreement, Merger Sub would merge with GCC such that following the merger (“Merger” or “Transaction”), GCC would be a wholly owned subsidiary of the Company.  As consideration for the transaction, the Company would issue to GCC security holders that number of shares of common stock on a fully diluted basis (“Common Shares”) such that following such issuance, GCC security holders would hold 95% of the outstanding Company Common Shares on a fully diluted basis.  GCC common stock would be exchanged for the Company Common Shares.  GCC’s convertible preferred stock, options, and warrants would be exchanged for equivalent the Company’s preferred stock, options, and warrants. In addition, GCC agreed to pay the Company an amount equal to $275,000.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – MERGER AND ACQUISITION (continued)

On December 22, 2009, the Company amended the Merger Agreement with GCC. Under the amended agreement, the closing date has changed to May 15, 2010. GCC has also agreed to pay the Company an amount equal to $475,000 (“Cash Payment”) and replaced the previous agreement amount of $275,000. As of December 31, 2009, $175,000 of the Cash Payment has already been paid to uKarma as a non-refundable deposit along with  $11,000 of expenses. The remaining balance of the Cash Payment shall be paid in three equal installments of $100,000 on or before December 31, 2009, January 30, 2010 and March 31, 2010. The Company recorded a receivable of $100,000 for the installment that was due on December 31, 2009.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2009	2008
Accrued Professional Fees	$28,700	$15,000
Accrued Salaries	146,246	41,404
Employee Reimbursable	-	6,955
Accrued Sales Tax	-	18
Accrued Income Tax	1,600	800
Others	-	2,500
Total Accrued Expenses	$176,546	$66,677

NOTE 10 – NOTES PAYABLE

The notes payable to unrelated parties bear interest at 6% per annum and are due on one year anniversary of May 2009 and September 2009. As of December 31, 2009, the balance was $10,819 including accrued interest of $319.

During the year ended December 31, 2009, a notes payable to a related party of $202,735, including accrued interest of $27,749, was converted into shares of the Company’s common stock. As of December 31, 2008, the balance was $207,768, including accrued interest of $22,637.

NOTE 11 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2009, the Board of Directors of the Company approved the issuance of an aggregate 3,639,653 shares of Company’s common stock to various providers in consideration of their services to the Company.  The shares were valued and charged to operations based on the opening trading price on the grant date, or $304,791 in the aggregate.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

During the year ended December 31, 2009, the Board of Directors of the Company approved the issuance of an aggregate 17,348,271 restricted shares of common stock to its Chief Executive Officer in consideration for cancellation of debt and deferred and accrued compensation owed by the Company to the CEO pursuant to a Conversion Agreement entered into between the Company and the CEO on June 11, 2009.  The shares were valued based on the opening bid price on the grant date, or $346,966 in the aggregate.

Through December 31, 2009, the Company received $139,000 and sold 1,288,266 shares of the Company’s common stock at a price of $0.06 to $0.15 per share in a self-private placement offering.

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

During the year ended December 31, 2008, the Company received $859,750 and sold 2,456,428 shares of the Company’s common stock pursuant to the August 6, 2007 offering at a price of $0.35 per share. The Company also sold 2,893,147 shares of its common stock and received $376,245 in a self-private placement offering.

NOTE 12 - PROVISION FOR INCOME TAXES

Provision of income tax consists of a minimum state franchise tax of $800 for the year ended December 31, 2009 and 2008, respectively.

The Company has net operating loss carryforwards, approximately of $7,513,900 and $6,058,451, which is suspended until 2010, to reduce future federal and state taxable income as of December 31, 2009 and 2008, respectively. To the extent not utilized, the carryforwards will begin to expire through 2028 for federal tax purposes and through 2020 for state tax purposes. The Company’s ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 12 - PROVISION FOR INCOME TAXES (continued)

The deferred tax asset as of December 31, 2009 and 2008 consists of the following:

	2009	2008
Tax Benefit on Net Operating Loss Carryforward	$2,629,865	$2,120,458
Less: Valuation Allowance	(2,629,865)	(2,120,458)
Net Deferred Tax Asset	$-	$-

NOTE 13 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For years ended
	December 31,
Numerator:	2009	2008
Net Loss	$(1,743,449)	$(2,677,092)
Denominator:
Weighted Average of Common Shares	43,608,671	23,886,934

Basic and Diluted Net Loss per Share	$(0.04)	$(0.11)

There were no dilutive securities for the year ended December 31, 2009.

As the Company incurred a net loss for the year ended December 31, 2009, the effect of dilutive securities totaling 250,000 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

There were also 11,777,000 and 6,527,000 shares out-of-money stock options and warrants excluded from the calculation of diluted net loss per share for the year ended December 31, 2009 and 2008, respectively, because their exercise prices were greater than the average fair market price of the common stock.

NOTE 14 – 2006 STOCK OPTION PLAN

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

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – 2006 STOCK OPTION PLAN (continued)

A summary of the status of stock options issued by the Company as of December 31, 2009 and 2008 is presented in the following table:

	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,295,000	$0.20	5,250,000	$0.20
Granted	-	-	45,000	$0.35
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at end of period	5,295,000	$0.20	5,295,000	$0.20

Exercisable at end of period	4,265,000	$0.20	3,208,344	$0.20

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

	2009	2008
Weighted average fair value per option granted	N/A	$0.11
Risk-free interest rate	N/A	3.23%
Expected dividend yield	N/A	0%
Expected lives	N/A	5
Expected volatility	N/A	29.49%

The following table sets forth additional information about stock options outstanding at December 31, 2009:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.20-$0.35	5,295,000	5.76	$0.20	4,265,000
	5,295,000	5.76	$0.20	4,265,000

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – 2006 STOCK OPTION PLAN (continued)

As of December 31, 2009, there was $97,574 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 0.52 years.

As of December 31, 2008, there was $292,926 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.49 years.

NOTE 15 – STOCK WARRANTS

As of December 31, 2009, the Company had warrants to purchase 6,482,000 shares of the Company’s common stocks. The warrants are exercisable from $0.25 to $1.00 and will expire through October 2012.

The Company recognized $14,440 stock warrant expense for the year ended December 31, 2008.  No stock warrant expense was recognized for the year ended December 31, 2009.

NOTE 16 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, the Company paid $23,500 to a director for his consulting services to the Company. During the year ended December 31, 2009, the Company paid $14,285 in 714,250 shares of the Company’s common stock for his services to the Company.

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

As of December 31, 2009, the Company had an employee advance of $46,173 due from the Company’s CEO. The Company also had accrued salary of $134,615 payable to the CEO. The advance will be netted against the accrued salary payable when it is reported to the Internal Revenue Service.

NOTE 17 – LEGAL DISPUTE

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a compliant against uKarma Corporation and Bill Glaser, our Chief Executive Officer, in the Los Angeles Superior Court in Los Angeles, California. The Landlord claimed that we owe back rent on the lease of our yoga and fitness studio in Sherman Oaks, California and sought to recover $222,859.97 and evict us from the subject property. We denied liability and contend that the Landlord never reimbursed us for a tenant improvement allowance of $165,000 pursuant to the lease along with other breaches by the Landlord. The judge in the cased denied a writ of attachment motion that was submitted by the Landlord.  A settlement could not be reached between the parties, and as such the Company vacated the property on September 30, 2009.   On December 2, 2009, the Landlord filed a First Amended complaint naming the Company, Mr. Glaser, and Fred Tannous, a director of the Company, and a number of unrelated parties and adding additional causes of actions and damages totaling $1,066,660.00.  The Company filed a demurer that was heard and sustained by the court on March 2, 2010.  As a result of the judge’s ruling, there is currently no pending complaint on file against the Company, Mr. Glaser and Mr. Tannous.  The judge did provide the Landlord with the right to amend the complaint within 45 days from March 2, 2010.  If and when he does so, we plan to defend such claims that we believe are false and frivolous along with initiating legal action against the Landlord for full recovery of all tenant improvements it incurred to date along with other damages.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 18 – SUBSEQUENT EVENTS

On March 9, 2010 and pursuant to the terms of the Merger Agreement between the Company and GCC, the Company received a payment in the amount of $100,000 towards the Cash Payment that is due under the agreement and $12,500 worth of expenses.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosures during our last two fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of December 31, 2009, our CEO and CFO believes that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2009 are set forth below.

Name	Age	Position Held	Initial Election or Appointment Date

Bill Glaser	43	Chairman, Chief Executive Officer and Interim Chief Financial Officer	June 2001

Fred Tannous	43	Director	June 2001

Business Experience Descriptions

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.  The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Bill Glaser.  Mr. Glaser is currently our Chairman, Chief Executive Officer and Interim Chief Financial Officer.  Mr. Glaser began to devote his full time to the Company beginning in July 2005.  From December 2000 to July 2005 Bill served as President of Health Sciences Group, Inc., a manufacturer, marketer, and distributor of pharmaceuticals and nutrition based products.  He was also a director of Health Sciences from December 2000 to May 2007, during which time the company was publicly traded.  He worked closely with the CEO of Health Sciences to provide oversight in all aspects of operations ranging from crafting and executing Health Sciences’ overall growth strategy to structuring debt and equity financings and seeking and evaluating qualified acquisition candidates.  Prior to that, Mr. Glaser was founder and Chief Executive Officer of Zenterprise, Inc., a corporate consulting firm, which provided strategy, finance, and marketing services for both public and private companies.  Prior, Mr. Glaser was a registered principal of a regional stock brokerage firm where he gained diverse experience in finance, management, marketing, sales, and public company relations.  Previously, he was a registered representative at Drexel Burnham Lambert and Smith Barney.  Mr. Glaser holds a Bachelor’s degree in finance and economics from the Ithaca College - School of Business.

Fred Tannous.  Mr. Tannous is currently our director.  He had been the co-Chairman, Chief Executive Officer, and Treasurer of Health Sciences Group from October 2000 to May 2007. He was also a director of Health Sciences from December 2000 to May 2007 during which time the company was publicly traded.  Previously, Mr. Tannous was employed at DIRECTV, Inc. where he was involved in various capacities including valuing, structuring, and executing strategic investments.  Prior to joining DIRECTV, a wholly owned subsidiary of Hughes Electronics Corporation, Mr. Tannous was with the corporate treasury organization of Hughes where he assisted in conducting valuations and effectuating financing transactions for the company’s satellite and network communication units.  From February 1996 to May 1999, Mr. Tannous served as Treasurer and Chief Financial Officer of Colorado Casino Resorts, Inc., a gaming and lodging concern with operations in Colorado.  In addition to overseeing the company’s finance and accounting operations, he was accountable for all corporate finance and treasury activities.  Previously, as principal of his own consulting firm, Mr. Tannous consulted to several start-up ventures in various industries where he was instrumental in developing business plans, advising on business strategy and capital structure, and arranging venture financings.  Mr. Tannous received an MBA in finance and accounting from the University of Chicago, Graduate School of Business.  He also holds a Masters and Bachelors degree in Electrical Engineering from the University of Southern California.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

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

•
Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	(i)	Any federal or state securities or commodities law or regulation; or

(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities are not currently subject to Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our directors, executive officers, including our Chief Executive Officer and Interim Chief Financial Officer, and employees.  A copy of our code of ethics is filed as Exhibit 14.1 with our annual report on Form 10-KSB filed with the SEC on April 15, 2008.

Recommendation of Nominees to the Board

There were no changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Diversity

The Company does not currently have a policy regarding diversity of its board members.

Audit Committee; Audit Committee Financial Expert

We do not have a separately designated standing audit committee or a committee performing similar functions.  We do, however, consider Mr. Glaser, our Interim Chief Financial Officer, a financial expert regarding generally accepted accounting principals and general application of such principles in connection with the accounting for estimates and accruals, including an understanding of internal control procedures and policies over financial reporting, and maintains sufficient experience preparing, auditing, analyzing, and evaluating financial statements in such depth and breadth as may be required of an audit committee financial expert.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2009, 2008, and 2007 by (i) our Chief Executive Officer (principal executive officer), (ii) our Interim Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Comp- ensation ($)		Total ($)

Bill Glaser,	2009	$144,231	(2)	—	—	$190,108	—	—	$9,000	(3)	$343,339
CEO and Interim CFO	2008	$211,538		—	—	$190,110	—	—	$9,000	(3)	$410,648
	2007	$250,000		—	—	$178,171	—	—	$9,000	(3)	$437,171

(1)	The assumptions made in the valuation of these options can be found in Note 2 to our financial statements for the period ended December 31, 2009.

(2)	This amount was paid in the form of 7,211,535 shares of our common stock.

(3)	This compensation consists of a car allowance of $750 per month pursuant to Mr. Glaser’s employment agreement.

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

Outstanding Equity Awards at December 31, 2009

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Bill Glaser	4,000,000	1,000,000	—	$0.20	01/01/2016	—	—	—	—

Fred Tannous	—	—	—	—	—	—	—	—	—

Option Exercises and Stock Vested

There were no exercises of stock options, SARs, and similar instruments, or vesting of stock, during our fiscal year ended December 31, 2009 for any of our named executive officers.

Director Compensation

Directors do not currently receive compensation for their services as directors, but we plan to reimburse them for expenses incurred in attending board meetings.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee.  During our fiscal year ended December 31, 2009, our entire Board of Directors participated in deliberations concerning executive officer compensation.

During the fiscal year ended December 31, 2009:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2010 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.  Beneficial ownership is determined in accordance with SEC rules.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Outstanding Shares of Common Stock (2)(3)
Named Executive Officers and Directors:
Bill Glaser	29,781,979	(4)	56.4%
Fred Tannous	1,714,250		3.2%
All Officers and Directors as a Group (2 persons)	31,496,229		59.6%

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is 499 North Canon Drive, Suite 308, Beverly Hills, CA 90210.

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

(3)	The percentage of class beneficially owned is based on 52,794,482 shares of common stock outstanding on April 14, 2010.

(4)
4,000,000 of these shares represent the number of shares of common stock that Mr. Glaser has the right to purchase upon exercise of options, and 575,000 of these shares represent the number of shares of common stock issuable upon exercise of warrants held by Mr. Glaser.

Change of Control

On October 19, 2009, the Company and its wholly owned subsidiary, GCC Merger Sub Corporation (“Merger Sub”), entered into a Merger Agreement with Galen Capital Corporation (“GCC”) dated as of  October 15, 2009.  This followed a previously executed Letter of Intent between the Company and GCC dated June 11, 2009.

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

On December 22, 2009, the Company amended the Merger Agreement with GCC. Pursuant to the terms of the amended agreement, the closing date was changed to on or before May 15, 2010. GCC has also agreed to pay Company an amount equal to $475,000 (“Cash Payment”) and replaced the previous agreement amount of $275,000. Through the date of this report, $375,000 of the Cash Payment has already been paid to the Company as a non-refundable deposit along with $23,500 of expenses. In addition, GCC must pay Company a final payment of $100,000 along with other expenses related to the filing of the Form 10-K on or before the latest of March 31, 2010 or the date the Company files its Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There are no reportable transactions since the beginning of our last fiscal year in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our board of directors has determined that it currently has 1 member who qualifies as "independent" as the term is used in the listing standards of the NASDAQ Stock Market.  The independent director is Fred Tannous.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2009	December 31, 2008
(i)	Audit Fees	$27,000	$33,000
(ii)	Audit Related Fees	0	0
(iii)	Tax Fees	1,200	1,000
(iv)	All Other Fees	0	0

	Total fees	$28,200	$34,000

Pre-Approval Policies and Procedures of the Audit Committee

We do not currently have an audit committee of our board of directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements; Schedules

Our financial statements for the years ended December 31, 2009 and 2008 begin on page F-1 of this annual report on Form 10-K.  We are not required to file any financial statement schedules.

Exhibits

The Exhibit Table below lists those documents that we are required to file with this annual report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws, as currently in effect (1)

4.1	Form of Warrant (1)

10.1	Employment Agreement between the Company and Bill Glaser, dated January 1, 2006 (1)

10.2	Consulting Agreement between the Company and Eric Paskel, dated April 19, 2006 (1)

10.3	Warrant issued to Bill Glaser, dated January 26, 2007 (1)

10.4	Common Stock Warrant issued to Bill Glaser, dated March 13, 2007 (2)

10.5	Common Stock Warrant issued to Bill Glaser, dated March 29, 2007 (2)

10.6	Paskel Book Agreement, dated April 25, 2008 (5)

10.7	Glaser Book Agreement, dated April 25, 2008 (5)

10.8	Aronson Book Agreement, dated March 26, 2008 (5)

10.9	Lease, dated April 25, 2008 (4)

10.10	First Amendment to Lease, dated October 31, 2008 (6)

10.11	Conversion Agreement between the Registrant and Bill Glaser, dated June 8, 2009 (7)

10.12	Letter of Intent between Galen Capital Corporation and uKarma Corporation, dated June 11, 2009 (8)

10.13	Amendment to Letter of Intent between Galen Capital Corporation and uKarma Corporation, dated August 18, 2009 (8)

10.14	Merger Agreement between Galen Capital Corporation, GCC Merger Sub Corporation, and uKarma Corporation, dated October 15, 2009 (9)

10.15	First Amendment to Merger Agreement between Galen Capital Corporation, GCC Merger Sub Corporation, and uKarma Corporation, dated December 18, 2009 *

14.1	Code of Ethics (3)

31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Chief Executive Officer *

31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Chief Financial Officer *

32.1	Section 1350 Certification by the Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

(1)	Incorporated herein by reference to our Form SB-2 filed with the SEC on February 12, 2007.

(2)	Incorporated herein by reference to our Form SB-2 Amendment No. 1 filed with the SEC on June 28, 2007.

(3)	Incorporated herein by reference to our Form 10-KSB filed with the SEC on April 15, 2008.

(4)	Incorporated herein by reference to our Form 8-K filed with the SEC on May 1, 2008

(5)	Incorporated herein by reference to our Form 10-Q filed with the SEC on August 19, 2008.

(6)	Incorporated herein by reference to our Form 10-K filed with the SEC on May 14, 2009.

(7)	Incorporated herein by reference to our Form 10-Q filed with the SEC on June 12, 2009.

(8)	Incorporated herein by reference to our Form 10-Q filed with the SEC on August 19, 2009.

(9)	Incorporated herein by reference to our Form 10-Q filed with the SEC on November 23, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UKARMA CORPORATION

/s/ Bill Glaser
Bill Glaser Chief Executive Officer

Date: April 14, 2010

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Bill Glaser	Chairman of the Board, Chief Executive Officer (Principal Executive	April 14, 2010
Bill Glaser	Officer), and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Fred Tannous	Director	April 14, 2010
Fred Tannous