Form 10-Q
period 2010-03-31
uKARMA CORP
filed 2010-05-17
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  52,794,482 issued and outstanding as of May 17  2010.

UKARMA CORPORATION
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements start on the following page, beginning with page F-1.

UKARMA CORPORATION

BALANCE SHEETS

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$30,424	$85
Due from stockholder	104,922	46,172
Merger and acquisition receivable	100,000	100,000
Prepaid expenses	67,326	67,380
Inventory	18,125	18,476
Total Current Assets	320,797	232,113

Property and equipment, net of accumulated depreciation of $11,020 for 2010, and $9,742 for 2009	16,964	18,242

Production costs, net of accumulated amortization of $366,818 for 2010, and $335,864 for 2009	252,267	283,221

TOTAL ASSETS	$590,028	$533,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$260,067	$318,396
Accrued expenses	238,740	176,546
Notes payable to unrelated parties, including accrued interest of $441 for 2010, and $319 for 2009	8,441	10,819
Total Current Liabilities	507,248	505,761

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,794,482 shares issued and outstanding	52,795	52,795
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued	-	-
Paid-in capital	8,078,617	7,807,670
Accumulated deficit	(8,048,632)	(7,832,650)
Total Stockholders' Equity	82,780	27,815

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$590,028	$533,576

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2010 and 2009

	For three months ended
	March 31,
	2010	2009
Sales	$709	$13,431

Cost of Sale	351	773
Gross Profit	358	12,658
Selling, General and Administrative Expenses	211,700	530,901

Operating Loss	(211,342)	(518,243)

Other Income (Expense)
Interest Expense	(3,840)	(7,499)
Total Other Income (Expense)	(3,840)	(7,499)

Net Loss before Income Taxes	(215,182)	(525,742)
Provision for Income Taxes	800	800
Net Loss	$(215,982)	$(526,542)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares	52,794,482	31,764,984

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION

STATEMENT OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2010, and 2009

	For three months ended
	March 31,
	2010	2009
Cash Flow from Operating Activities:
Net loss	$(215,982)	$(526,542)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	1,278	1,220
Amortization of production costs	30,954	30,954
Issuance of stock for services	-	280,506
Stock option expenses	47,947	51,511
(Increase) Decrease in:
Trade accounts receivable	-	309
Employee advances	-	19,532
Prepaid expenses	54	3,054
Inventory	351	3,395
Deposit	-	6,380
Increase (Decrease) in:
Accounts payable	(58,329)	53,292
Accrued expenses	62,316	62,288
Net Cash Used by Operating Activities	(131,411)	(14,101)

Cash Flow from Investing Activities:
Due from stockholder	(58,750)	-
Purchase of property and equipment	-	(111,107)
Net Cash Used by Investing Activities	(58,750)	(111,107)

Cash Flow from Financing Activities:
Proceeds from notes payable	-	15,000
Repayments to note payable	(2,500)	(29,600)
Proceeds from pending mergers	223,000	-
Proceeds from sale of stock	-	139,000
Net Cash Provided by Financing Activities	220,500	124,400

Net Increase (Decrease) in Cash	30,339	(808)

Cash Balance at Beginning of Period	85	1,781

Cash Balance at End of Period	$30,424	$973

Supplemental Disclosures:
Interest Paid	$3,718	$-
Taxes Paid	$-	$-

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

Presentation of Interim Information: The financial information at March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, such information does not include all of the information and footnotes required by GAAP for annual financial statements. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

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

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended March 31, 2010 and 2009 was $1,278 and $1,220, respectively.

Patents: The Company capitalizes patent costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. In 2009, the Company determined that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent.

Fair Value of Financial Instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the three months ended March 31, 2010 was negligible. Advertising expense for the three months ended March 31, 2009 was $9,035.

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

Stock Based Compensation:  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Shares-Based Payment” (SFAS 123R), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based of the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  As a result of adopting SFAS 123(R) on January 1, 2006, the Company reorganized pre-tax compensation expense related to stock options of $47,947 and $51,511 for three months ended March 31, 2010 and 2009, respectively.

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2010	2009
Prepaid Royalty	$67,326	$67,380
Total Prepaid Expenses	$67,326	$67,380

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

On March 26, 2008, the Company entered into an agreement with an author to write a book related to diet and nutrition that the Company plans to self publish and market directly to consumers. Pursuant to the agreement, the author will be paid a $40,000 advance on royalties with the following arrangement: $15,000 payable upon execution of the agreement; $15,000 payable on or before the completion and delivery of the first 50% of the book; and $10,000 on full completion, delivery, and acceptance of the book.  The $40,000 advance on royalties is based on the first 50,000 books sold. The author will receive a 5% royalty on sales above 50,000 books sold where the Company acts as the publisher and 2 1/2% royalty on sales above 50,0000 books sold if the Company engages a third party publisher.  As of March 31, 2010, no advance payment has been paid.

On April 19, 2006, the Company entered into an agreement with a consultant to provide consulting and advisory services for the Company, to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the projects rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company shall pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of March 31, 2010, there is a balance of $57,326 after advancing $70,000 and deducting royalties to the 2010 sales. Future royalty obligations will be deducted from the current balance.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

	March 31,	December 31,
	2010	2009
Furniture & Fixtures	$15,459	$15,459
Machinery & Equipment	12,524	12,525
	27,984	27,984
Accumulated Depreciation	(11,020)	(9,742)

Property and Equipment, net	$16,964	$18,242

NOTE 6 – PRODUCTION COSTS

The Company capitalized costs incurred for recording seven fitness videos’ master copies.  As of March 31, 2010, total costs of $619,085 were capitalized.  All costs consisted of in-production costs only.

Commenced on the second quarter of 2007, the costs were amortized on a straight-line method over the estimated life of the recorded performances, which is five years.  The Company recorded an amortization expense of $30,954 and $30,954 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2010	2009
Accrued Professional Fees	$19,770	$28,700
Accrued Salaries	217,370	146,246
Accrued Income Tax	1,600	1,600
Total Accrued Liabilities	$238,740	$176,546

NOTE 8 – NOTES PAYABLE

The notes payable to unrelated parties bear interest at 6% per annum and are due on one year anniversary of May 2009 and September 2009. As of March 31, 2010, the balance was $8,441 including accrued interest of $441.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2010, the Company did not issue any shares.

During the three months ended March 31, 2009, the Company received $139,000 and sold 1,288,266 shares of the Company’s common stock at a price of $0.06 to $0.15 per share in a self-private placement offering. The Board of Directors also approved the issuance aggregate of 2,425,403 shares of the Company’s common stock to various providers in consideration of their services to the Company. The shares were valued and charged to operations based on the closing trading price on the grant date or $280,506 of total.

NOTE 10 – MERGER AND ACQUISITION

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

On December 22, 2009, the Company amended the Merger Agreement with GCC. Under the amended agreement, the closing date has changed to May 15, 2010. GCC has also agreed to pay the Company an amount equal to $475,000 (“Cash Payment”) and replaced the previous agreement amount of $275,000. As of March 31, 2010, $375,000 of the Cash Payment has been paid to uKarma as a non-refundable deposit along with $23,500 of expenses. The Company recorded a receivable of $100,000 for the installment that was due on March 31, 2010.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended
	March 31,
Numerator:	2010	2009
Net Loss	$(215,982)	$(526,542)
Denominator:
Weighted Average of Common Shares	52,794,482	31,764,984

Basic and Diluted Net Loss per Share	$(0.01)	$(0.02)

There were no dilutive securities for the three months ended March 31, 2010 and March 31, 2009.

There were also 11,777,000, 11,777,000 shares out-of-money stock options and warrants excluded from the calculation of diluted net loss per share for the three months ended March 31, 2010 and 2009, because their exercise prices were greater than the average fair market price of the common stock.

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

A summary of the status of stock options issued by the Company as of March 31, 2010 and 2009 is presented in the following table:

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,295,000	$0.20	5,295,000	$0.20
Granted	-	-	-	-
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at end of period	5,295,000	$0.20	5,295,000	$0.20

Exercisable at end of period	4,765,000	$0.20	3,708,334	$0.20

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

	2010	2009
Weighted average fair value per option granted	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected lives	N/A	N/A
Expected volatility	N/A	N/A

The following table sets forth additional information about stock options outstanding at March 31, 2010:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.20–$0.35	5,295,000	5.51	$0.20	4,765,000
	5,295,000	5.51	$0.20	4,765,000

As of March 31, 2010, there was $49,627 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 0.29 years.

As of March 31, 2009, there was $241,415 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.24 years.

NOTE 13 – STOCK WARRANTS

As of March 31, 2010, the Company had warrants to purchase 6,482,000 shares of the Company’s common stocks. The warrants are exercisable from $0.25 to $1.00 and will expire through October 2012.

No stock warrant expense was recognized for the three ended March 31, 2010 and March 31, 2009.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of March 31, 2008, the Company had an advance of $104,923 due from the Company’s CEO. The Company also had accrued salary of $201,923 payable to the CEO. The advance will be netted against the accrued salary payable when it is reported to the Internal Revenue Service.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 15 – LEGAL DISPUTE

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a complaint against uKarma Corporation and Bill Glaser, our Chief Executive Officer, in the Los Angeles Superior Court in Los Angeles, California. The Landlord claimed that we owe back rent on the lease of our yoga and fitness studio in Sherman Oaks, California and sought to recover $222,859.97 and evict us from the subject property. We denied liability and contend that the Landlord never reimbursed us for a tenant improvement allowance of $165,000 pursuant to the lease along with other breaches by the Landlord. The judge in the cased denied a writ of attachment motion that was submitted by the Landlord.  A settlement could not be reached between the parties, and as such the Company vacated the property on September 30, 2009.   On December 2, 2009, the Landlord filed a First Amended complaint naming the Company, Mr. Glaser, and Fred Tannous, a director of the Company, and a number of unrelated parties and adding additional causes of actions and damages totaling $1,066,660.00.  The Company filed a demurer that was heard and sustained by the court on March 2, 2010.  The judge provided the Landlord with the right to amend the complaint within 45 days from March 2, 2010.  The Landlord filed a Second Amended Complaint on April 23, 2010, one week after the judge’s allowed timeframe.  The Company filed a demurer and Motion to Strike that will be heard by the court on July 15, 2010.  If any part of the complaint survives the judge’s ruling to our demurer and Motion to Strike, we plan to defend such claims that we believe are false and frivolous along with initiating legal action against the Landlord for full recovery of all tenant improvements it incurred to date along with other damages.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of uKarma Corporation should be read in conjunction with our financial statements as of and for the quarter ended March 31, 2010 and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Forward-Looking Information and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We began airing the reedited version of our Xflowsion infomercial nationally on June 27, 2008.  Infomercials typically go through a period of on-air testing and other means such as focus groups to obtain feedback that can be used to make edits designed to elicit the greatest consumer response.  We went through such a process and conducted a focus group during the 3 rd quarter of 2008.  We had a very high percentage (approximately 80%) of participants who were interested in buying our Xflowsion DVD series.  Overall, the focus group feedback revealed a strong interest in the Xflowsion workout and instructor Eric Paskel and confirmed our potential for Xflowsion to be a big seller.   We also previously received strong media coverage regarding our Xflowsion brand.  Xflowsion has been profiled in People Magazine, People.com, Fitness Magazine, TMZ, The National Enquirer, and many other publications. We have been encouraged by the response to our Xflowsion DVD series in the media and with consumers and via our past marketing efforts, and, when in a better capital position, we plan to reinstitute our marketing initiatives.  It has also been indicated to us by executives of our competitors and other industry contacts that most successful fitness DVD infomercials take many incarnations before they become successful.

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

The personality of our Xflowsion DVD series, Eric Paskel, appeared on the CBS reality show, The Amazing Race, which started airing in September 2009.  Prior to the airing of the first episode of that season, we engaged an online marketing firm to market our Xflowsion DVD series on a CPA (Cost per Acquisition) basis.  We also explored and planned many other marketing initiatives in order to leverage the large audience that was going to be exposed to Eric Paskel.  While it was possible that Mr. Paskel could have been eliminated on the first show, the audience of millions was a big opportunity to leverage into potential Xflowsion DVD sales.  Unfortunately, Mr. Paskel was eliminated at the beginning of the first episode and, as such, our marketing initiatives relating to that exposure were put on hold, which affected our sales.  During the first quarter of 2010, we did not initiate any marketing for our products due to capital constraints.

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

In addition, we entered into an amendment to the merger agreement in which Galen has agreed to pay the Company an amount equal to $475,000 (“Cash Payment”). As of March 31, 2010, $375,000 of the Cash Payment had already been paid to the Company as a non-refundable deposit along with $23,500 worth of expenses.

Our obligations to close the Transaction will be subject to certain conditions of the other party that must be satisfied or waived, including, among other things, Galen shall pay the remaining portion of the Cash Payment and Galen shareholders shall vote to approve the merger transaction.  Galen’s obligations to close the Transaction will be subject to certain conditions of the other party that must be satisfied or waived, including, among other things, Galen shall have certain persons appointed as Company officers and directors.  The Agreement may be terminated by any party if the Closing does not occur by May 15, 2010 provided such terminating party is not in breach of this Agreement.  The Company has been informed by Galen’s management that their audit is approximately 2-4 weeks away from being completed.  As such, we are in negotiations with Galen to extend the timeframe of the Closing along with negotiating other terms that we expect to be favorable to our shareholders..  However, there can be no assurance that Galen will complete their audit in a timely fashion, pay the remaining cash balance currently due, or that the transaction will close by a certain date.

Concurrent with the merger of Galen successfully closing, our operating business will be spun-off into a new entity that will be held by our then-current shareholders on a pro-rata basis. As such, we believe that this transaction is beneficial for our shareholders as we will be able to receive capital without selling shares and without taking on debt. Our then-current shareholders are also expected to own the same pro-rata ownership in the spun-off operating business while also retaining some ownership of the Company.

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

Patents: The Company capitalizes patent costs as incurred, excluding costs associated with Company personnel, relating to patenting its technology. The majority of capitalized costs represent legal fees related to a patent application. In 2009, the Company determined that a patent application is not likely to be awarded or elects to discontinue payment of required maintenance fees for a particular patent, the Company, at that time, records as expense the capitalized amount of such patent application or patent.

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

Results of Operations

Net sales.  For the three months ended March 31, 2010, net sales decreased 95% relative to the three months ended March 31, 2009, from $13,341 to $709.  The decrease from the first quarter of 2009 to the first quarter of 2010 is primarily attributable to capital constraints that have caused us not to market and promote our products.

Cost of sales.  Cost of sales for the three months ended March 31, 2010 was $351 compared to $773 for the three months ended March 31, 2009, a decrease of approximately 55%.   The decrease in our cost of sales is attributable to lower sales with constant fixed costs.

Gross profit.  Gross profit for the three months ended March 31, 2010 was $358 compared to $12,658 for the three months ended March 31, 2009, representing gross margins of approximately 50% and 94%, respectively.  The decrease is attributable to lower sales with constant fixed costs.

Operating expenses.  For the three months ended March 31, 2010, total operating expenses were $211,790, while total operating expenses for the three months ended March 31, 2009 were $530,901, representing a decrease of approximately 60%.   The decrease in operating expenses is due to a lack of marketing expenses and costs related to the construction of a fitness studio in 2009.

Net income (loss).  We had net loss of $215,982 for the three months ended March 31, 2010 compared to a net loss of $526,542 for the three months ended March 31, 2009.

LIQUIDITY

Cash Flows

Net cash used in operating activities was $131,411 for the three months ended March 31, 2010 while net cash used in operating activities was $14,101 for the three months ended March 31, 2009.  The decrease in net cash flow from operating activities between the two quarters was mainly due to a decrease in Accounts Payable and stock issued for services along with a lower net loss.

Net cash used in investing activities was $58,750 for the three months ended March 31, 2010 while net cash used in investing activities was $111,107 for the three months ended March 31, 2009.  The increase in net cash flow from investing activities between the periods was due to no property and equipment expense in 2010 and a note due from a shareholder.

Net cash provided by financing activities was $220,500 for the three months ended March 31, 2010 while net cash provided by financing activities was $124,400 for the three months ended March 31, 2009.  The increase in net cash flow from financing activities was mainly due to proceeds from our pending merger in 2010 compared to capital raised in 2009.

CAPITAL RESOURCES

As of March 31, 2010, we had working capital of $(186,451).  To satisfy current working capital needs, our CEO, Bill Glaser, loaned funds to the Company along with raising capital via the sale of common stock as well as receiving capital from its planned merger with Galen Capital.  Until we raise sufficient capital via the sale of our common stock, there is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash via loans, stock sales, revenues, or other sources.  We have fully incurred the production cost of our Xflowsion DVD series and last version of our infomercial, and plan to make financial investments in marketing of our Xflowsion DVD series for the next six months.  We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months beginning on April 1, 2010 will be approximately $860,000 as follows:

General and Administrative	$300,000
Infomercial Production	150,000
Inventory	50,000
Media (Airtime)	50,000
Marketing/Publicity	150,000
Legal	75,000
DVD/CD Production	50,000
Accounting	35,000

As of March 31, 2010, we had cash equivalents of $30,424.  We believe that we need approximately an additional $830,000 to meet our capital requirements over the next 12 months.  Our intention is to obtain this money through debt and/or equity financings.

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

Our independent certified public accountants have stated in their report dated April 9, 2010 included with our financial statements as of and for the fiscal year ended December 31, 2009 filed with our Annual Report on Form 10-K with the Commission on April 15, 2010 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements and the success of future operations.  These factors raise substantial doubts about our ability to continue as a going concern.

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

The following table summarizes our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total		Less than 1 year		1-3 Years		3-5 Years		5 years +
Contractual Obligations:
Bank Indebtedness	$	―	$	―	$	―	$	―	$	―
Other Indebtedness		8,441		8,441		―		―		―
Operating Leases		―		―		―		―		―
Totals:		$8,441		$8.441	$	―	$	―	$	―

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a complaint against uKarma Corporation and Bill Glaser, our Chief Executive Officer, in the Los Angeles Superior Court in Los Angeles, California. The Landlord claimed that we owe back rent on the lease of our yoga and fitness studio in Sherman Oaks, California and sought to recover $222,859.97 and evict us from the subject property. We denied liability and contend that the Landlord never reimbursed us for a tenant improvement allowance of $165,000 pursuant to the lease along with other breaches and interferences by the Landlord. The judge in the case denied a writ of attachment motion that was submitted by the Landlord.  A settlement could not be reached between the parties, and as such the Company vacated the property on September 30, 2009.   On December 2, 2009, the Landlord filed a First Amended complaint naming the Company, Mr. Glaser, and Fred Tannous, a director of the Company, and a number of unrelated parties and adding additional causes of actions and damages totaling $1,066,660.00.  The Company filed a demurer that was heard and sustained by the court on March 2, 2010.  The judge provided the Landlord with the right to amend the complaint within 45 days from March 2, 2010.  The Landlord filed a Second Amended Complaint on April 23, 2010, one week after the judge’s allowed timeframe.  We filed a demurer and Motion to Strike that will be heard by the court on July 15, 2010.  If any part of the complaint survives the judge’s ruling to our demurer and Motion to Strike, we plan to defend such claims that we believe are false and frivolous along with initiating legal action against the Landlord for full recovery of all tenant improvements it incurred to date along with other damages.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 5.  Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.  Exhibits.

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

UKARMA CORPORATION
(Registrant)

Date: May 17, 2010	By:	/s/ Bill Glaser
Bill Glaser
Chief Executive Officer and President (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)