Form 10-Q
period 2010-06-30
uKARMA CORP
filed 2010-08-12
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  52,794,482 issued and outstanding as of August 10, 2010.

UKARMA CORPORATION
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements start on the following page, beginning with page F-1.

UKARMA CORPORATION

BALANCE SHEETS (unaudited)

	As of
	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash	$18,678	$85
Due from stockholder	149,673	46,172
Merger and acquisition receivable	14,500	100,000
Prepaid expenses	67,320	67,380
Inventory	18,108	18,476
Total current assets	268,279	232,113

Property and equipment, net of accumulated depreciation of $12,297 for 2010, and $9,742 for 2009	15,687	18,242

Production costs, net of accumulated amortization of $397,773 for 2010, and $335,864 for 2009	221,312	283,221

TOTAL ASSETS	$505,278	$533,576

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$275,321	$318,396
Accrued expenses	308,202	176,546
Notes payable to unrelated parties, including accrued interest of $561 for 2010, and $319 for 2009	8,561	10,819
Total current liabilities	592,084	505,761

Stockholders' equity (deficiency):
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,794,482 shares issued and outstanding in 2010 and 2009, respectively	52,795	52,795
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued	-	-
Paid-in capital	8,128,564	7,807,670
Accumulated deficit	(8,268,165)	(7,832,650)
Total stockholders' equity (deficiency)	(86,806)	27,815

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$505,278	$533,576

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION

STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2010 and 2009 (unaudited)

	For three months ended		For six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales	$75	$4,392	$784	$17,823

Cost of sales	16	371	367	1,144
Gross profit	59	4,021	417	16,679

Selling, general and administrative expenses	216,911	223,166	428,611	754,067

Operating loss	(216,852)	(219,145)	(428,194)	(737,388)

Other income (expense):
Interest expense	(2,681)	(7,068)	(6,521)	(14,567)
Total other income (expense)	(2,681)	(7,068)	(6,521)	(14,567)

Net loss before income taxes	(219,533)	(226,213)	(434,715)	(751,955)
Provision for income taxes	-	-	800	800
Net loss	$(219,533)	$(226,213)	$(435,515)	$(752,755)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares	52,794,482	37,420,288	52,794,482	34,624,054

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010, and 2009 (unaudited)

	For six months ended
	June,
	2010	2009
Cash flows from operating activities:
Net loss	$(435,515)	$(752,755)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	2,555	2,498
Amortization of production costs	61,909	61,909
Issuance of stock for services	-	304,791
Issuance of stock for loan fees	-	6,000
Stock-based compensation	95,894	99,458
(Increase) decrease in:
Trade accounts receivable	-	309
Payroll tax refund receivable	-	6,739
Employee advances	-	19,532
Prepaid expenses	60	3,406
Inventory	368	3,769
Deposit	-	6,380
Increase (decrease) in:
Accounts payable	(43,075)	53,050
Accrued expenses	131,898	127,417
Refundable good faith deposit	-	50,000
Net cash used by operating activities	(185,906)	(7,497)

Cash flows from investing activities:
Due from stockholder	(103,501)	(7,000)
Purchase of property and equipment	-	(121,900)
Net cash used by investing activities	(103,501)	(128,900)

Cash flows from financing activities:
Proceeds from notes payable	-	26,354
Repayments of note payable	(2,500)	(30,499)
Proceeds from pending merger	310,500	-
Proceeds from sale of stock	-	139,000
Net cash provided by financing activities	308,000	134,855

Net increase (decrease) in cash	18,593	(1,542)

Cash at beginning of year	85	1,781

Cash at end of period	$18,678	$239

Supplemental disclosures:
Interest paid	$6,279	$-
Taxes paid	$-	$-

Noncash investment and financing activities:
Conversion of notes payable and accrued interest into common stock	$-	$202,735
Conversion of accrued compensation into common stock	$-	$144,231

The accompanying notes are an integral part of these financial statements

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 1 – NATURE OF OPERATIONS

uKarma Corporation (the “Company”) was incorporated under the name of OM Capital Corporation in the State of Nevada on June 26, 2001.  On April 30, 2004, the Company changed its name to uKarma Corporation.  In 2006, the Company relocated its headquarters to the State of California, and became a California foreign corporation.

uKarma Corporation develops and markets proprietary branded personal health and wellness  products, including fitness DVDs, nutraceuticals, and mind, body, and spirit goods and services,  for fitness and health-conscious consumers.  The Company’s product lines target the rapidly growing tens of millions that are seeking to enrich their physical, spiritual and mental wellness.

Through infomercials and other marketing initiatives, uKarma launched its initial products.  The goal of the  infomercials is to  generate  initial  working  capital and  build  a  community  of  loyal  customers.  From there, the Company expects to expand its product offerings into proprietary branded products primarily within the fitness and well-being multimedia and nutraceutical markets.  As the brand image builds, the Company intends to extend its brand systematically to other complementary consumer products that meet its stringent product guidelines and are consistent with its message of “total health and happiness for oneself and others.”

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Presentation of Interim Information: The financial information at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, such information does not include all of the information and footnotes required by GAAP for annual financial statements. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and six months ended June 30, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

Use of Estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers’ prepayments are deferred until products are shipped and accepted by the customers. At June 30, 2010 and December 31, 2009, no provisions were established for estimated product returns and allowances based on the Company’s historical experience.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Cash: The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the FDIC’s insurance limits. Management considers the risk to be minimal.

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expense as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended June 30, 2010 and 2009 was $1,277 and $1,278, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was $2,555 and $2,498, respectively.

Production Costs: Production costs incurred for the master copies of the fitness videos are capitalized as an asset since the costs will be recovered from future sales. The asset is amortized over the estimated lives of the fitness videos using a revenue forecast method. As of June 30, 2010 and December 31, 2009, total costs of $619,085 were capitalized.

Production costs are stated at the lower of amortized cost or estimated fair value. The valuation of the production costs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a video is less than its unamortized costs. The fair value of a video is determined using management’s future revenue and cost estimates and a discounted cash flow approach. An impairment loss is recorded in the amount by which the unamortized costs exceed the estimated fair value of each video. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of the production costs may be required as a consequence of changes in management’s future revenue estimates.

Fair Value of Financial Instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At June 30, 2010 and December 31, 2009, the Company has established a full reserve against all deferred tax assets.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Advertising Costs: All costs associated with advertising and promoting the Company’s products and services are expensed as incurred. Advertising expense for the three months and six months ended June 30, 2010 was negligible. Advertising expense for the three months and six months ended June 30, 2009 was $6,952 and $15,987, respectively.

Net Loss per Share: The Company applies FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation”, when recording stock based compensation.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model.  Generally, all options granted expire ten years from the date of grant.  All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options were granted.  The Company recognized pre-tax compensation expense related to stock options of $47,947 and $95,894 for three months and six months ended June 30, 2010, respectively.  The Company recognized pre-tax compensation expense related to stock options of $47,947 and $99,458 for the three and six months ended June 30, 2009, respectively.

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees” (“FASB ASC 505-50”) and EITF Issue No. 00-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees for Acquiring, Or In Conjunction With Selling, Goods Or Services.” FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements: Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

On April 25, 2008, the Company entered into an agreement with a coauthor for its diet and nutrition book that it is self publishing and plans to market direct to customers.  Pursuant to this agreement, the Company paid the coauthor a $10,000 advance against future royalties.  The Company will pay the coauthor a 5% royalty if the Company acts as the publisher or a 2 ½% royalty if the Company engages a third party publisher after the $10,000 advance is recouped.  As of June 30, 2010 and December 31, 2009, the advance payment of $10,000 is included in prepaid expenses.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 4 – PREPAID EXPENSES (continued)

On March 26, 2008, the Company entered into an agreement with an author to write a book related to diet and nutrition that the Company plans to self publish and market directly to consumers. Pursuant to the agreement, the author will be paid a $40,000 advance on royalties with the following arrangement: $15,000 payable upon execution of the agreement; $15,000 payable on or before the completion and delivery of the first 50% of the book; and $10,000 on full completion, delivery, and acceptance of the book.  The $40,000 advance on royalties is based on the first 50,000 books sold. The author will receive a 5% royalty on sales above 50,000 books sold where the Company acts as the publisher and 2 1/2% royalty on sales above 50,0000 books sold if the Company engages a third party publisher.  As of June 30, 2010 and December 31, 2009, no advance payment had been paid.

On April 19, 2006, the Company entered into an agreement with a consultant to provide consulting and advisory services for the Company, to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the projects rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company shall pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of June 30, 2010 and December 31, 2009, there is a balance of $57,320 and $57,380, respectively, after advancing $70,000 and deducting royalties from sales. Future royalty obligations will be deducted from the current balance.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:
	June 30,	December 31,
	2010	2009
Furniture & Fixtures	$15,459	$15,459
Machinery & Equipment	12,525	12,525
	27,984	27,984
Accumulated Depreciation	(12,297)	(9,742)

Property and Equipment, net	$15,687	$18,242

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2010	2009
Accrued professional fees	$18,500	$28,700
Accrued salaries	288,102	146,246
Accrued income tax	1,600	1,600
Total accrued liabilities	$308,202	$176,546

NOTE 7 – NOTES PAYABLE

The notes payable to unrelated parties bear interest at 6% per annum and are due on demand. As of June 30, 2010, the balance was $8,561, including accrued interest of $561.  As of December 31, 2009, the amount outstanding was $10,819, including accrued interest of $319.

NOTE 8 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2010, the Company did not issue any shares.

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

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 9 – MERGER AND ACQUISITION

On October 19, 2009, the Company and Galen Capital Corporation (“GCC”) entered into a Merger Agreement dated as of October 15, 2009 (“Agreement”) for a merger between GCC and a subsidiary of the Company to be formed prior to closing such that following the merger (“Merger” or “Transaction”), GCC would be a wholly owned subsidiary of the Company.  This followed a previously executed Letter of Intent between the Company and GCC dated June 11, 2009.

As consideration for the transaction, the Company would issue to GCC security holders that number of shares of common stock on a fully diluted basis (“Shares”) such that, following such issuance, GCC security holders would hold 95% of the Company’s outstanding common stock on a fully diluted basis.  GCC common stock would be exchanged for the Company’s common stock.  GCC’s convertible preferred stock, options, and warrants would be exchanged for the equivalent of the Company’s preferred stock, options, and warrants. In addition, GCC agreed to pay the Company an amount equal to $275,000.

On December 22, 2009, the Company amended the Merger Agreement with GCC. Under the amended agreement, the closing date was changed to May 15, 2010. (See note 13.) GCC also agreed to pay the Company an amount equal to $475,000 (“Cash Payment”), which replaced the previous agreement amount of $275,000.  As of June 30, 2010, $460,500 of the Cash Payment had been paid to uKarma as a non-refundable deposit along with $36,000 of expenses. As of June 30, 2010 and December 31, 2009, the Company recorded a receivable of $14,500 and $100,000, respectively, for the deposit.

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net Loss	$(219,533)	$(226,213)	$(435,515)	$(752,755)
Denominator:
Weighted Average of Common Shares	52,794,482	37,420,288	52,794,482	34,624,054

Basic and Diluted Net Loss per Share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

There were no dilutive securities for the three months and six months ended June 30, 2010 and June 30, 2009.

For the three and six months ended June 30, 2010 and 2009, there were 7,977,000 and 11,777,000 shares, respectively, of out-of-the-money stock options and warrants excluded from the calculation because they are anti-dilutive.

UKARMA CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 11 – STOCK WARRANTS

During the six months ended June 30, 2010, 3,800,000 warrants expired.

As of June 30, 2010, the Company’s remaining outstanding and exercisable warrants were for the purchase of 2,682,000 shares of the Company’s common stock.  The warrants have exercise prices ranging from $0.25 to $1.00 and will expire through October 2012.

No stock warrant expense was recognized for the three months and six months ended June 30, 2010 and June 30, 2009.

NOTE 12 – LEGAL DISPUTE

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a complaint against uKarma Corporation and Bill Glaser, our Chief Executive Officer, in the Los Angeles Superior Court in Los Angeles, California. The Landlord claimed that we owe back rent on the lease of our yoga and fitness studio in Sherman Oaks, California and sought to recover $222,859.97 and evict us from the subject property. We denied liability and contend that the Landlord never reimbursed us for a tenant improvement allowance of $165,000 pursuant to the lease along with other breaches by the Landlord. The judge in the cased denied a writ of attachment motion that was submitted by the Landlord.  A settlement could not be reached between the parties, and as such the Company vacated the property on September 30, 2009.  On December 2, 2009, the Landlord filed a First Amended complaint naming the Company, Mr. Glaser, and Fred Tannous, a director of the Company, and a number of unrelated parties and adding additional causes of actions and damages totaling $1,066,660.00.  The Company filed a demurer that was heard and sustained by the court on March 2, 2010.  The Landlord filed a Second Amended Complaint on April 23, 2010, and the Company filed a demurer and Motion to Strike that was heard by the court on July 19, 2010.  The judge sustained our demurrer without leave to amend on two causes of action in the Landlord’s complaint and sustained the remainder of the demurrer.  On July 23, 2010, Landlord filed a Third Amended Complaint, and the Company in turn filed another demurrer and Motion to Strike, which is expected to be heard by the Court sometime in September 2010.  If any part of the complaint survives the judge’s ruling to our demurer and Motion to Strike, we plan to defend such claims that we believe are false and frivolous along with initiating legal action against the Landlord for full recovery of all tenant improvements incurred to date along with other damages.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 12, 2010, the date which the financial statements were issued. Except as disclosed below, there were no additional subsequent events noted that would require adjustment to or disclosure in these financial statements.

On August 3, 2010, the Company agreed to cancel an employment agreement with its Chief Executive Officer and warrants to purchase 575,000 shares of common stock and options to purchase 5,000,000 shares of common stock held by the CEO.  In exchange, the Company will not be repaid for advances made to the CEO in the amount of $168,173 as of August 3, 2010.  These advances are reflected on the balance sheet as “Due from stockholder.”

On August 9, 2010, the Company entered into a Contribution Agreement with its newly formed wholly owned subsidiary, Awesome Living, Inc., in which all of the Company’s assets and liabilities (with the exception of those liabilities related to public company expenses such as transfer agent, EDGAR filing, etc.) were transferred and assumed by Awesome Living, Inc in exchange for 10,558,896 shares of common stock of Awesome Living, Inc.

On August 11, 2010, the Company executed an amendment to the Merger Agreement with GCC.  Pursuant to the Agreement, Innolog Holdings Corporation, which had formerly been a subsidiary of Galen, is contemplated to merge with the Company and not GCC.  The Cash Payment changed to $525,000 from $475,000 along with an additional $12,500 of expenses.

On August 12, 2010, the Company established a record date of August 12, 2010 for a planned spinoff of its wholly owned subsidiary, Awesome Living, Inc.  It is contemplated that for every 5 shares of common stock of the Company owned on the record date, each shareholder will receive 1 share of common stock of Awesome Living, Inc. upon the effectiveness of the spinoff.

On August 12, 2010, the Company filed a Certificate of Amendment with the Secretary of  State in Nevada to increase its authorized shares of capital stock to 250,000,000, consisting of 200,000,000 shares of common stock, par value $.001 per share, and 50,000,000 shares of preferred stock, par value $.001 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of uKarma Corporation should be read in conjunction with our financial statements as of and for the quarter ended June 30, 2010 and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Forward-Looking Information and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are an early stage company that develops and markets proprietary branded personal health and wellness products, including yoga and fitness DVDs, printed materials and CDs, nutraceuticals, and other products targeting the mass market and MBS (Mind/Body/Spirit) consumers. We generated no revenues since inception through the first quarter of 2007. We began to generate revenue in the second quarter of 2007.  Accordingly, we are no longer a development stage company since April 1, 2007.

We incurred net losses of approximately $122,488 in 2005, $1,397,922 in 2006, $1,849,636 in 2007, 2,676,342 in 2008, and $1,743,449 in 2009. As of December 31, 2009, we had an accumulated deficit of $7,832,650.  Our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

In May 2007, we began to market and sell our initial Xflowsion yoga/fitness DVD products. We believe that our success depends upon our ability to successfully produce, market, and distribute such products along with having the necessary capital to operate and grow our business. After test-marketing the initial version of our infomercial, we recognized the need to shoot additional footage and to reedit it before airing it again. Due to capital constraints, we had to wait until our registration statement was declared effective by the Securities and Exchange Commission in order to raise capital. Our registration statement was declared effective on August 9, 2007, and we focused the remainder of 2007 on raising capital and preparing to update our infomercial and implement our marketing strategy in 2008.

We began airing the reedited version of our Xflowsion infomercial nationally on June 27, 2008.  Infomercials typically go through a period of on-air testing and other means such as focus groups to obtain feedback that can be used to make edits designed to elicit the greatest consumer response.  We went through such a process and conducted a focus group during the third quarter of 2008.  We had a very high percentage (approximately 80%) of participants who were interested in buying our Xflowsion DVD series.  Overall, the focus group feedback revealed a strong interest in the Xflowsion workout and instructor Eric Paskel and confirmed our potential for Xflowsion to be a big seller.   We also previously received strong media coverage regarding our Xflowsion brand.  Xflowsion has been profiled in People Magazine, People.com, Fitness Magazine, TMZ, The National Enquirer, and many other publications. We have been encouraged by the response to our Xflowsion DVD series in the media and with consumers and via our past marketing efforts, and, when in a better capital position, we plan to reinstitute our marketing initiatives.  It has also been indicated to us by executives of our competitors and other industry contacts that most successful fitness DVD infomercials take many incarnations before they become successful.

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

The personality of our Xflowsion DVD series, Eric Paskel, appeared on the CBS reality show, The Amazing Race, which started airing in September 2009.  Prior to the airing of the first episode of that season, we engaged an online marketing firm to market our Xflowsion DVD series on a CPA (Cost per Acquisition) basis.  We also explored and planned many other marketing initiatives in order to leverage the large audience that was going to be exposed to Eric Paskel.  While it was possible that Mr. Paskel could have been eliminated on the first show, the audience of millions was a big opportunity to leverage into potential Xflowsion DVD sales.  Unfortunately, Mr. Paskel was eliminated at the beginning of the first episode and, as such, our marketing initiatives relating to that exposure were put on hold, which affected our sales.  During the second quarter of 2010, we did not initiate any marketing for our products due to capital constraints.

Further to the Letter of Intent (LOI) to that we entered into with Galen Capital Corporation (“Galen”), we subsequently executed a merger agreement with Galen. Under the agreement, a subsidiary of the Company to be formed prior to closing (“Merger Sub”) would merge with Galen such that following the merger (“Merger” or “Transaction”), Galen would be a wholly owned subsidiary of the Company.  As consideration for the transaction, the Company will issue to the holders of Galen securities equaling the number of shares of common stock on a fully diluted basis (“Common Shares”) such that following such issuance, Merger Sub security holders would hold 95% of the outstanding Company Common Shares on a fully diluted basis.  Galen common stock would be exchanged for Company Common Shares.  Galen convertible preferred stock, options, and warrants would be exchanged for equivalent Company preferred stock, options, and warrants.

In addition, we entered into an amendment to the merger agreement in which Galen has agreed to pay the Company an amount equal to $475,000 (“Cash Payment”). As of June 30, 2010, $460,500 of the Cash Payment had already been paid to the Company as a non-refundable deposit along with $36,000 worth of expenses.

On August 11, 2010, we entered into an amendment to the merger agreement with Galen in which the parties agreed that Innolog Holdings Corporation (“IHC”), formerly a subsidiary of Galen, will merge with Merger Sub, and Galen will no longer be merging with Merger Sub.  In addition, the Cash Payment was increased to $525,000 along with an additional $12,500 of expenses.

Our obligations to close the Transaction will be subject to certain conditions of the other party that must be satisfied or waived, including, among other things, IHC shall pay the remaining portion of the Cash Payment and IHC shareholders shall vote to approve the merger transaction.  IHC’s obligations to close the Transaction will be subject to certain conditions of the other party that must be satisfied or waived, including, among other things, Galen shall have certain persons appointed as Company officers and directors.  The Agreement may be terminated by any party if the closing does not occur by August 31, 2010 provided such terminating party is not in breach of this Agreement.  The Company and IHC are targeting a closing on August 13, 2010 or August 16, 2010.  If the closing does not occur by August 31, 2010, both parties may agree to negotiate terms to extend the closing date.  However, there can be no assurance that IHC will pay the remaining cash balance currently due, or that the Transaction will close by a certain date.

On August 9, 2010, our operating business’ assets and liabilities were transferred into our newly formed wholly owned subsidiary, Awesome Living, Inc., in anticipation of being spun-off to our current shareholders on a pro-rata basis. As such, we believe that this transaction is beneficial for our shareholders as we will be able to receive capital without selling shares and without taking on debt. Our then-current shareholders are also expected to own the same pro-rata ownership in the spun-off operating business while also retaining some ownership of the Company.

We expect that once Awesome Living is spun-off, we will be in a position to begin raising capital so we can begin marketing our Xflowsion DVD products along with other products that we plan to develop and acquire.

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

Stock-Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation”, when recording stock based compensation.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model.  Generally, all options granted expire ten years from the date of grant.  All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options were granted.  The Company recognized pre-tax compensation expense related to stock options of $47,947 and $95,894 for three months and six months ended June 30, 2010, respectively.  The Company recognized pre-tax compensation expense related to stock options of $47,947 and $99,458 for the three and six months ended June 30, 2009, respectively.

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees” (“FASB ASC 505-50”). and EITF Issue No. 00-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees for Acquiring, Or In Conjunction With Selling, Goods Or Services.” FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Production Costs: Production costs incurred for the master copies of fitness videos are capitalized as an asset since the costs will be recovered from future sales. The asset is amortized over the estimated lives of the fitness videos using a revenue forecast method.

Results of Operations

Comparison of Six Months ended June 30, 2010 and June 30, 2009

Net sales.  For the six months ended June 30, 2010, net sales decreased 95.6% relative to the six months ended June 30, 2009, from $17,823 to $784.  The decrease from the first half of 2009 to the first half of 2010 is primarily attributable to us not initiating marketing for our DVD products during the first half of 2010 due to capital constraints.

Cost of sales.  Cost of sales for the six months ended June 30, 2010 was $367 compared to $1,144 for the six months ended June 30, 2009, a decrease of approximately 68.0%.   The decrease in our cost of sales is attributable to lower sales as a result of not initiating marketing for our DVD products.

Gross profit.  Gross profit for the six months ended June 30, 2010 was $417 compared to $16,679 for the six months ended June 30, 2009, representing gross margins of approximately 53.2% and 93.6%, respectively.  The decrease in gross margin percentages is attributable to selling DVDs at wholesale prices instead of retail prices due to our decreased marketing efforts as a result of capital constraints.

Operating expenses.  For the six months ended June 30, 2010, total operating expenses were $428,611, while total operating expenses for the six months ended June 30, 2009 were $754,067, representing a decrease of approximately 43.2%.   The decrease in operating expenses is primarily due to us not marketing our product. In addition, during the six months ended June 30, 2009, we incurred non-recurring charges for finders’ fees and investor relations of approximately $325,000.

Net income (loss).  We had a net loss of $435,515 for the six months ended June 30, 2010 compared to a net loss of $752,755 for the six months ended June 30, 2009.

Comparison of Three Months ended June 30, 2010 and June 30, 2009

Net sales.  For the three months ended June 30, 2010, net sales decreased 98.3% relative to the three months ended June 30, 2009, from $4,392 to $75.  The decrease from the first quarter of 2009 to the first quarter of 2010 is primarily attributable to us not initiating marketing for our DVD products during the first half of 2010 due to capital constraints.

Cost of sales.  Cost of sales for the three months ended June 30, 2010 was $16 compared to $371 for the three months ended June 30, 2009, a decrease of approximately 95.7%.   The decrease in our cost of sales is attributable to lower sales due to us not initiating marketing for our DVD products during the first half of 2010 due to capital constraints

Gross profit.  Gross profit for the three months ended June 30, 2010 was $59 compared to $4,021 for the three months ended June 30, 2009, representing gross margins of approximately 78.7% and 91.6%, respectively.  The decrease in gross margin percentages is attributable to selling DVDs at wholesale prices instead of retail prices due to our decreased marketing efforts as a result of capital constraints.

Operating expenses.  For the three months ended June 30, 2010, total operating expenses were $216,911, while total operating expenses for the three months ended June 30, 2009 were $233,166, representing a decrease of approximately 7.0%.   The decrease in operating expenses is due to higher legal expenses offset by reduced office, consulting, and accounting expenses.

Net income (loss).  We had net loss of $219,533 for the three months ended June 30, 2010 compared to a net loss of $226,213 for the three months ended June 30, 2009.

LIQUIDITY

Cash Flows

Net cash used in operating activities was $185,906 for the six months ended June 30, 2010 while net cash used in operating activities was $7,497 for the six months ended June 30, 2009.  The increase in net cash used in operating activities between the two quarters was mainly due to having cash available during 2010 while, in 2009, expenses were deferred and/or minimized.

Net cash used in investing activities was $103,501 for the six months ended June 30, 2010 while net cash used in investing activities was $128,900 for the six months ended June 30, 2009.  The decrease in net cash used in investing activities between the periods was due to an increase in cash due from a shareholder in 2010 offset by cash used in the purchase of property and equipment in 2009.

Net cash provided by financing activities was $308,000 for the six months ended June 30, 2010 while net cash provided by financing activities was $134,855 for the six months ended June 30, 2009.  The increase in cash flow from financing activities was mainly due to cash received pursuant to the terms of a merger agreement between the Company and Innolog Holdings Corporation.

CAPITAL RESOURCES

As of June 30, 2010, we had negative working capital of $(323,805).  To satisfy current working capital needs, we received capital from a planned merger with Innolog Holdings Corporation.  There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash via loans, stock sales, revenues, or other sources.  We have fully incurred the production cost of our Xflowsion DVD series and last version of our infomercial, and plan to make financial investments in marketing our Xflowsion DVD series for the next six months.  We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months beginning on July1, 2010 will be approximately $650,000 as follows:

General and Administrative	$200,000
Infomercial Production	100,000
Inventory	30,000
Media (Airtime)	50,000
Marketing/Publicity	150,000
Legal	50,000
DVD/CD Production	50,000
Accounting	20,000

As of June 30, 2010, we had cash equivalents of $18,678.  We believe that we need approximately an additional $631,322 to meet our capital requirements over the next 12 months.  Our intention is to obtain this money through debt and/or equity financings.

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

The following table summarizes our contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total		Less than 1 year		1-3 Years		3-5 Years		5 years +
Contractual Obligations:
Bank Indebtedness	$	―	$	―	$	―	$	―	$	―
Other Indebtedness		8,561		8,561		―		―		―
Operating Leases		―		―		―		―		―
Totals:		$8,561		$8.561	$	―	$	―	$	―

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a complaint against uKarma Corporation and Bill Glaser, our Chief Executive Officer, in the Los Angeles Superior Court in Los Angeles, California. The Landlord claimed that we owe back rent on the lease of our yoga and fitness studio in Sherman Oaks, California and sought to recover $222,859.97 and evict us from the subject property. We denied liability and contend that the Landlord never reimbursed us for a tenant improvement allowance of $165,000 pursuant to the lease along with other breaches by the Landlord. The judge in the cased denied a writ of attachment motion that was submitted by the Landlord.  A settlement could not be reached between the parties, and as such the Company vacated the property on September 30, 2009.  On December 2, 2009, the Landlord filed a First Amended complaint naming the Company, Mr. Glaser, and Fred Tannous, a director of the Company, and a number of unrelated parties and adding additional causes of actions and damages totaling $1,066,660.00.  The Company filed a demurer that was heard and sustained by the court on March 2, 2010.  The Landlord filed a Second Amended Complaint on April 23, 2010, and the Company filed a demurer and Motion to Strike that was heard by the court on July 19, 2010.  The judge sustained our demurrer without leave to amend on two causes of action in the Landlord’s complaint and sustained the remainder of the demurrer.  On July 23, 2010, the Landlord filed a Third Amended Complaint, and the Company in turn filed another demurrer and Motion to Strike, which is expected to be heard by the Court sometime in September 2010.  If any part of the complaint survives the judge’s ruling to our demurer and Motion to Strike, we plan to defend such claims that we believe are false and frivolous along with initiating legal action against the Landlord for full recovery of all tenant improvements incurred to date along with other damages.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 5.  Other Information.

(a)          Option and Warrant Cancellation Agreement

On August 3, 2010, the Company entered into an Option and Warrant Cancellation Agreement (“Cancellation Agreement”) with its Chief Executive Officer, Bill Glaser.  At the time of execution of this agreement, Mr. Glaser held options to purchase up to 5,000,000 shares of the Company’s common stock (“Options”) and warrants to purchase up to 575,000 shares of the Company’s common stock (“Warrants”).  Mr. Glaser also owed $168,173 to the Company (“Debt”) and had an effective employment agreement with the Company, which was entered into on April 13, 2006.  Pursuant to the terms of the Option and Warrant Cancellation Agreement, the Options and Warrants were terminated in exchange for the Company’s forgiveness of the Debt.  Mr. Glaser’s employment agreement with the Company was also terminated, but he continues to serve as our Chief Executive Officer, President, and Interim Chief Financial Officer. A copy of the Cancellation Agreement is filed with this report as Exhibit 10.1 and is incorporated by reference herein.  The foregoing description of the Cancellation Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Cancellation Amendment.

Contribution Agreement

On August 9, 2010, the Company entered into a Contribution Agreement (“Contribution Agreement”) with Awesome Living, Inc. (“Awesome Living”).  The Company agreed to transfer to Awesome Living all of the Company’s assets.  Awesome Living also agreed to assume all liabilities and obligations except for certain liabilities and to issue 10,558,896 shares of its common stock to the Company, which constituted 100% of the total outstanding capital of Awesome Living at the closing, which occurred on August 9, 2010. A copy of the Contribution Amendment is filed with this report as Exhibit 10.2 and is incorporated by reference herein.  The foregoing description of the Contribution Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Contribution Amendment.

Amended Merger Agreement

On August 11, 2010, the Company entered into an Amended and Restated Merger Agreement (“Amended Merger Agreement”) with its subsidiary, GCC Merger Sub Corporation (“Company Sub”), and with Galen Capital Corporation (“Galen”) and Galen’s former subsidiary, Innolog Holdings Corportion (“Innolog”).  The Amended Merger Agreement amends and restates the Merger Agreement (“Original Agreement”) entered into between the Company, Company Sub, and Galen on October 15, 2009, which was attached as an exhibit to our Quarterly Report on Form 10-Q filed with the Commission on November 23, 2009, which Original Agreement was subsequently amended on December 18, 2009 (“First Amendment”), which was attached as an exhibit to our Annual Report on Form 10-K filed with the Commission on April 14, 2010.  The descriptions of the Original Agreement and First Amendment are incorporated herein by reference.  Pursuant to the Amended Merger Agreement, the Company will acquire Innolog by the merger of Company Sub and Innolog, and the contemplated merger will not occur between Company Sub and Galen.  Further, the cash consideration paid to the Company for the transaction increased from $475,000 to $525,000, the additional $50,000 of which will be paid by Innolog to the Company’s subsidiary, Amazing Living, Inc. upon closing of the contemplated transaction.

A copy of the Amended Merger Amendment is filed with this report as Exhibit 10.3 and is incorporated by reference herein.  The foregoing description of the Amended Merger Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Merger Amendment.

(b)          There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation, as currently in effect *

3.2	Bylaws, as currently in effect (1)

10.1	Option and Warrant Cancellation Agreement between uKarma Corporation and Bill Glaser, dated August 3, 2010 *

10.2	Contribution Agreement between uKarma Corporation and Awesome Living, Inc., dated August 9, 2010 *

10.3	Amended and Restated Merger Agreement between Galen Capital Corporation, Innolog Holdings Corporation, uKarma Corporation, and GCC Merger Sub Corporation, dated August 11, 2010 *

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

*	Filed herewith.

(1)	Incorporated herein by reference to our Form SB-2 filed with the SEC on February 12, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UKARMA CORPORATION
(Registrant)

Date: August 12, 2010	By:	/s/ Bill Glaser
Bill Glaser
Chief Executive Officer and President (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)