Form 10-Q
period 2010-09-30
Innolog Holdings Corp.
filed 2010-11-22
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-140633

INNOLOG HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	68-0482472
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4000 Legato Road, Suite 830, Fairfax, Virginia 22033

(703) 766-1412

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes  ☐ No The registrant is not yet subject to this requirement.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

13,629,774 shares of common stock, $0.001 par value, outstanding on November 18, 2010.

INNOLOG HOLDINGS CORPORATION
REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$9,278
Accounts receivable, net	1,141,953	1,729,594
Prepaid expenses and other current assets	929	929
Total Current Assets	1,142,882	1,739,801

Property and equipment, net	25,161	11,911
Goodwill	-	3,056,238
Other assets	21,278	16,346
Total Assets	$1,189,321	$4,824,296

LIABILITES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Cash overdraft	$23,906	$-
Line of credit, bank	497,570	497,570
Accounts payable	2,228,185	2,606,946
Accrued salaries and benefits	1,807,312	726,096
Accrued interest	160,125	-
Other accrued liabilities	532,608	-
Due to former stockholder	314,682	183,631
Deferred rent	34,608	754
Notes Payable	370,000	-
Notes payable, affiliates	1,769,384	1,499,384
Total current liabilities	7,738,380	5,514,381

Long Term Liabilities
Contingent consideration payable, net of discount of $515,000	-	515,000
Note payable, former stockholders	-	1,285,000
Total Long Term Liabilities	-	1,800,000

COMMITMENTS

Stockholders' Deficiency
Common stock, $0.001 par value, 200,000,000 shares authorized; 13,629,774 shares issued and outstanding	13,630	20,000
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 37,364,758 shares issued and outstanding	37,365	-
Additional paid in capital	862,653	520,000
Due from affiliates, net	-	(218,811)
Accumulated deficit	(7,462,707)	(2,811,274)
Total Stockholders' Deficiency	(6,549,059)	(2,490,085)

Total Liabilities and Stockholders' Deficiency	$1,189,321	$4,824,296

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months	For the three months	For the nine	For the period from
	ended September 30,	ended September 30,	months ended	March 23, 2009(inception)
	2010	2009	September 30, 2010	Through September 30, 2009

Revenues	$1,407,778	$2,005,340	$4,629,952	$4,412,451

Operating expenses
Direct costs	695,439	1,246,959	2,203,099	2,622,072
Indirect contract costs, of which $84,630, $44,950, $253,570, and $89,900 were charged by an affiliate	1,292,154	831,267	3,537,639	1,803,978
Management fees, affiliate	157,170	299,666	470,920	599,332
Costs not allocable to contracts	283,385	81,367	356,974	118,072
Bad debt expense, affiliate	41,525	-	268,638	-
Impairment of goodwill	3,056,238	-	3,056,238	-
Total operating expenses	5,525,911	2,459,259	9,893,508	5,143,454

Loss from operations	(4,118,133)	(453,919)	(5,263,556)	(731,003)

Other Income (Expenses)
Gain on debt extinguishment	-	-	1,360,551	-
Merger expenses	(45,922)	-	(705,570)	-
Other income	-	-	203	5,199
Interest expense	(229,828)	(25,517)	(339,250)	(566,047)
Unrealized gain on fair value of consideration payable	515,000	-	515,000	-
Total other income (expenses)	239,250	(25,517)	830,934	(560,848)

Loss before income tax provision	(3,878,883)	(479,436)	(4,432,622)	(1,291,851)

Income tax provision	-	-	-	-

Net Loss	$(3,878,883)	$(479,436)	$(4,432,622)	$(1,291,851)

Loss per share - basic and diluted	$(0.28)	(0.05)	(0.33)	(0.15)

Weighted average number of shares	13,629,774	8,882,455	13,629,774	8,882,455

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID IN	ACCUMULATED	DUE FROM	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	AFFILIATES, NET	DEFICIENCY

Balance, December 31, 2009	8,882,455	$20,000	-	$-	$520,000	$(2,811,274)	$(218,811)	$(2,490,085)

Recapitalization due to
reverse merger	4,747,319	(6,370)	36,964,758	36,965	6,370	-	-	36,965

Preferred stock issued		-	400,000	400	336,283	-	-	336,683

Due from affiliates	-	-	-	-	-	(218,811)	218,811	-

Net loss	-	-	-	-	-	(4,432,622)	-	(4,432,622)

Balance, SEPTEMBER 30, 2010	13,629,774	$13,630	37,364,758	$37,365	$862,653	$(7,462,707)	$-	$(6,549,059)

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

		For the period
	For the nine	March 23, 2009
	months ended	(inception) through
	September 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,432,622)	$(1,291,851)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	17,095	37,230
Accrued loss on contracts in progress	-	(140,445)
Impairment of goodwill	3,056,238	-
Gain on extinguishment of debt	(1,360,551)	-
Unrealized gain on fair value of consideration payable	(515,000)	-
Merger expense related to issuance of stock	351,648	-
Bad debt expense, affiliates	268,638	-
Amortization of debt issuance costs	12,000	520,000
Changes in assets and liabilities:
Accounts receivable	587,641	154,850
Prepaid expenses and other assets	(4,932)	322
Deferred rent	33,854	(50,858)
Billings in excess of contract costs and related earnings	-	(29,112)
Accounts payable and accrued expenses	1,504,645	439,455

Net cash used in operating activities	(481,346)	(360,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of Innovative Logistics Techniques, Inc	-	(750,000)
Advances to affiliates	(268,638)	(32,494)
Advances on note receivable, affiliates	-	(740,000)
Property and equipment purchased	(30,345)	(9,114)

Net cash used in investing activities	(298,983)	(1,531,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit, bank	-	497,570
Due to Factor	-	(129,598)
Borrowings on notes payable, others	370,000	-
Borrowings on note payable, affiliate	770,000	1,499,384
Repayments on note payable, affiliate	(500,000)	-
Net borrowings from related party payables	131,051	6,299
Issuance of common stock	-	20,000

Net cash provided by financing activities	771,051	1,893,655

NET CHANGE IN CASH	(9,278)	1,638
CASH - BEGINNING OF PERIOD	9,278	-
CASH - END OF PERIOD	$-	$1,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$179,125	46,047

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2010, the Company issued 1,000,000 shares of Series A preferred stock with a fair value of $10,000 in conjunction with the extinguishment of the seller note payable of $1,285,000, as well as the accrued interest of $85,551.

On March 31, 2009,  Innolog Holdings Corporation purchased all of the capital stock of Innovative Logistics Techniques, Inc for $2,835,000.  In conjunction with the acquisition, liabilities were  assumed as follows:

Fair value of assets acquired	$5,531,222
Cash paid	(750,000)
Notes payable and liabilities incurred	(2,085,000)
Liabilities assumed	$2,696,222

During the period March 23, 2009 (inception) through December 31, 2009, amounts due from affiliates, net of payables, in the amount of $218,811, have been  reclassified to stockholders' deficiency.

During the period March 23, 2009 (inception) through June 30, 2009, the Company granted warrants with a fair value of $520,000 in conjunction with debt.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1: Organization and Nature of Business

Innolog Holdings Corporation (“Holdings” or “Innolog”) was formed on March 23, 2009 as a holding company for the purpose of acquiring companies that provide services primarily to federal government entities.  Its wholly owned subsidiary is Innovative Logistics Techniques, Inc. (“Innovative”).  Holdings was previously a wholly owned subsidiary of Galen Capital Corporation (“Galen”). In June 2010, Holdings was spun out and the stockholders of Galen became the stockholders of Holdings.

Innovative Logistics Techniques, Inc. (“Innovative”), a Virginia corporation, formed in March 1989, is a solutions oriented organization providing supply chain logistics and information technology solutions to clients in the public and private sector. Innovative's services and solutions are provided to a wide variety of clients, including the Department of Defense, Department of Homeland Security and civilian agencies in the federal government and state and local municipalities, as well as selected commercial organizations.

As more fully described in Note 2, on October 15, 2009, uKarma Corporation (“uKarma”), a publicly traded Nevada corporation, and Galen entered into an agreement to merge (the "Merger Agreement") in a reverse merger transaction. In June 2010, the rights to merge were assigned directly to Holdings. The merger transaction was closed on August 17, 2010, and the Holdings stockholders have become the controlling stockholders of uKarma and the business of Holdings will continue.

Holdings and its wholly owned subsidiaries are referred to herein as the “Company.”

Note 2: Merger Agreement

On August 11, 2010, uKarma, GCC Merger Sub Corp., it’s wholly-owned Nevada subsidiary (“Merger Sub”), Galen, and Holdings, entered into an Amended and Restated Merger Agreement (“New Agreement”).  The New Agreement provided that Holdings  would be merged with Merger Sub such that Innolog would be a wholly owned subsidiary of uKarma (“Acquisition”).  Pursuant to the Acquisition, Holdings common shareholders received one share of uKarma common stock for every share of Holdings common stock they held (“Common Stock Ratio”).  Likewise, holders of Holdings Series A Preferred Stock received one share of uKarma Series A Convertible Preferred Stock for every share of Holdings Series A Preferred Stock they held.  Holders of options and warrants to purchase Holdings common stock received comparable options and warrants to purchase uKarma common stock with the exercise price and number of underlying uKarma shares proportional to the Common Stock Ratio.  Holdings would also pay uKarma $525,000 in cash (which included past advances from Galen) in connection with the intended acquisition.

uKarma completed the acquisition of all of the equity interests of Innolog  held by all equity holders of Holdings (“Innolog Owners”) through the issuance of 8,882,455 shares of common stock of uKarma and 36,964,758 restricted shares of Series A Convertible Preferred Stock to the Innolog Owners. Immediately prior to the Merger Agreement transaction, uKarma had 4,747,319 shares of common stock issued and outstanding. Immediately after the issuance of the shares to the Innolog Owners, uKarma had 13,629,774 shares of common stock issued and outstanding and 36,964,758 shares of Series A Convertible Preferred Stock issued and outstanding.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2: Merger Agreement (continued)

As a result of the Acquisition, the Holdings shareholders became the controlling shareholders, and Holdings became uKarma’s wholly owned subsidiary.  In connection with acquiring Holdings, uKarma indirectly acquired the business and operations of Holdings’ wholly owned subsidiary, Innovative.

All of uKarma’s directors and officers resigned, and designees of Holdings were appointed as new directors and officers of the Company following the Closing.  On August 16, 2010, the name of uKarma Corporation was changed to Innolog Holdings Corporation.

Concurrently with the Merger, uKarma’s current existing operations were assigned to a wholly owned subsidiary called Awesome Living, Inc. (“AL”).  The Board of Directors and shareholders of uKarma holding a majority of the then outstanding common stock approved a spin-off of AL equity securities to uKarma’s common shareholders of record as of August 12, 2010.  This spin off is subject to approval by the Securities and Exchange Commission (“SEC”). These financial statements are presented reflecting the spin off.

Since the owners and management of the Company possessed voting and operating control of the combined company after the share exchange, the transaction constituted a reverse acquisition for accounting purposes, as contemplated by FASB ASC 805-40 and corresponding ASC 805-10-55-10, 12 and 13.  Under this accounting, the entity that issues shares (uKarma – the legal acquirer) is identified as the acquiree for accounting purposes.  The entity whose shares are acquired (Holdings) is the accounting acquirer.

For SEC reporting purposes, Holdings is treated as the continuing reporting entity that acquired uKarma.  The reports filed after the transaction have been prepared as if Holdings (accounting acquirer) were the legal successor to uKarma’s reporting obligation as of the date of the acquisition.  Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of Holdings for all periods presented.

In connection with the reverse acquisition, all share and per share amounts of Holdings have been retroactively adjusted to reflect the legal capital structure of uKarma pursuant to FASB ASC 805-40-45-1.

The following sets forth the consolidated statements of operations of Innolog on a pro forma basis for the year ended December 31, 2009 and the period from March 23, 2009 (inception) through September 30, 2009. The pro forma statements of operations data give effect to the transactions as if they had occurred on March 23, 2009. The pro forma balance sheet gives effect to the transactions as if they had occurred on March 23, 2009. The pro forma financial statements are provided for informational purposes only, are unaudited, and not necessarily indicative of future results or what the operating results or financial condition of the Company would have been had the Merger been consummated on the dates assumed. The following pro forma financial statements should be read in conjunction with the historical financial statements and the accompanying notes thereto.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Innolog Holdings Corporation
Pro Forma Balance Sheet
December 31, 2009

	Innolog	Ukarma	Pro forma
	Audited	Audited	Adjustments		Combined
Assets
Current Assets
Cash and cash equivalents	$9,278	$85	$(85	) (a)	$9,278
Accounts receivable, net	1,729,594	146,172	(146,172	) (a)	1,729,594
Prepaid expenses and other current assets	929	67,380	(67,380	) (a)	929
Other current assets	-	18,476	(18,476	) (a)	-
Total current assets	1,739,801	232,113			1,739,801

Fixed Assets
Gross Fixed Assets	873,025	27,984	(27,984)		873,025
Less: Accumulated Depreciation	(861,114)	(9,742)	9,742		(861,114)
Net Fixed Assets	11,911	18,242	(18,242	) (a)	11,911

Other assets
Goodwill	3,056,238	-			3,056,238
Other assets	16,347	283,221	(283,221	) (a)	16,347
Total Other Assets	3,072,585	283,221			3,072,585
Total Assets	$4,824,296	$533,576	$(533,576)		$4,824,296

Liabilities And Stockholders' Equity
Current Liabilities
Trade accounts payable	$2,606,946	$318,396	$(318,396	) (a)	$2,606,946
Accrued salaries and benefits	726,096	-			726,096
Other accrued liabilities	-	176,546	(176,546	) (a)	-
Line of Credit, Bank	497,570	-			497,570
Notes Payable Affiliates	1,499,384	10,819	(10,819	) (a)	1,499,384
Due to former stockholder	183,631	-			183,631
Deferred Rent	754	-			754
Total Current Liabilities	5,514,381	505,761	(505,761)		5,514,381

Long Term Liabilities
Contingent consideration payable	515,000	-	-		515,000
Notes Payable former stockholders	1,285,000	-	-		1,285,000
Total Long Term Liabilities	1,800,000	-	-		1,800,000

Stockholders' Equity
Common stock (13,629,864 shares issued and outstanding; $.001 par value)	20,000	52,795	(59,165	) (c)	13,630
Additional paid-in capital	520,000	7,807,670	(7,838,265	) (b)(c)	489,405
Preferred Stock	-	-	36,965	(d)	36,965
Due from affiliates, net	(218,811)	-			(218,811)
Retained earnings	(2,811,274)	(7,832,650)	7,832,650	(b)	(2,811,274)

Total Stockholders' Equity	(2,490,085)	27,815	(27,815)		(2,490,085)
Total Liabilities and Stockholders' Equity	$4,824,296	$533,576	$(533,576)		$4,824,296

(a) Gives effect to the distribution of uKarma assets and liabilities to the former stockholders of uKarma with terms of the merger agreement.
(b) Gives effect to the elimination of uKarma accumulated deficit upon closing of the merger as Innolog is the surviving entity for accounting purpose,

(Continued)

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro Forma balance sheet
For the Year Ended December 31, 2009

(c) Reflects the 11.120904  reverse split of uKarma common shares at merger to 4,747,319 shares and the issuance of 8,882,545 common shares to former Innolog stockholders per the merger agreement.
(d) Reflects the issuance of 36,964,758 shares of Series A Convertible Preferred Stock per the merger agreement.

Innolog Holdings Corporation
Pro Forma Statement  of Operations
For the period ended March 23, 2009 (inception) through September 30, 2009

	Innolog	uKarma
	Unaudited	Unaudited		Pro forma		Combined
	09/30/09	09/30/09		Adjustments		09/30/09

Revenue
Contract Revenue	$4,412,451	$20,619		$(20,619	) (a)	$4,412,451

Operating Expenses
Direct costs	2,622,072	1,226		(1,226	) (a)	2,622,072
Indirect contract costs	1,803,978	1,505,698		(1,505,698	) (a)	1,803,978
Management fee, affiliate	599,332	-		-		599,332
Costs not allocable to contracts	118,072	-		-		118,072

Total Operating Expenses	5,143,454	1,506,924		(1,506,924)		5,143,454

Loss from Operations	(731,003)	(1,486,305)		1,486,305		(731,003)

Other Income (expenses)
Other Income	5,199	-				5,199
Interest Expense	(566,047)	(19,172)		19,172	(a)	(566,047)
Merger Expense	-	-				-

Total other income (expense)	(560,848)	(19,172)		19,172		(560,848)

Loss before income tax provision	(1,291,851)	(1,505,477)		1,505,477		(1,291,851)

Income tax provision	-	800		(800	) (a)	-

Net Income (Loss)	$(1,291,851)	$(1,506,277	) (c)	1,506,277		$(1,291,851)

Loss per share
Basic and diluted	$(0.15)	$(0.41)				$(0.10)

Weighted average number of shares Basic and diluted	8,882,455	3,656,360			(b)	12,538,815

(a) Gives effect to the spin off of uKarma's operations.
(b) Gives the effect to the 11.120904  reverse split of uKarma common shares at merger to 4,747,319 shares and the issuance of 8,882,455 common shares to former Innolog stockholders per the merger agreement.
(c) Includes uKarma's operating results for the nine months ended September 30, 2009.

(Continued)

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Innolog Holdings Corporation
Pro Forma Statement of Operations
For the three months ended September 30, 2009

	Innolog	uKarma
	Unaudited	Unaudited	Pro forma		Combined
	09/30/09	09/30/09	Adjustments		09/30/09

Revenue
Contract Revenue	$2,005,340	$2,796	$(2,796	) (a)	$2,005,340

Operating Expenses
Direct costs	1,246,959	82	(82	) (a)	1,246,959
Indirect contract costs	831,267	751,631	(751,631	) (a)	831,267
Management fee, affiliate	299,666	-	-		299,666
Costs not allocable to contracts	81,367	-	-		81,367

Total Operating Expenses	2,459,259	751,713	(751,713)		2,459,259

Loss from Operations	(453,919)	(748,917)	748,917		(453,919)

Other Income (expenses)
Other Income	-	-			-
Interest Expense	(25,517)	(4,605)	4,605	(a)	(25,517)
Merger Expense	-	-	-		-

Total other income (expense)	(25,517)	(4,605)	4,605		(25,517)

Loss before income tax provision	(479,436)	(753,522)	753,522		(479,436)

Income tax provision	-	-	-		-

Net Income (Loss)	$(479,436)	$(753,522)	753,522		$(479,436)

Loss per share
Basic and diluted	$(0.05)	$(0.16)			$(0.04)

Weighted average number of shares Basic and diluted	8,882,455	4,747,319		(b)	13,629,774

(a) Gives effect to the spin off of uKarma's operations.
(b) Gives the effect to the 11.120904  reverse split of uKarma common shares at merger to 4,747,319 shares and the issuance of 8,882,455 common shares to former Innolog stockholders per the merger agreement.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3: Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in the prior year and increasing losses in the current periods, and has a stockholders’ deficit (defined as total assets minus total liabilities) of $6,549,059 and $2,490,085 at September 30, 2010 and December 31, 2009, respectively.  There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, loans payable and accounts payable, that could ultimately cause the Company to cease operations.

The Company anticipates it may not have sufficient cash flows to fund its operations over the next twelve months without the completion of additional financing.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report from the Company’s independent registered public accounting firm relating to the December 31, 2009 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

Management believes that actions presently being taken such as continued expense reduction, the implementation of a renewed sales effort and the capital financing efforts of the Company will help to revise the Company’s operating and financial requirements.

Note 4: Summary of Significant Accounting Policies

Accounting Standards Codification:

During 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of Generally Accepted Accounting Principles (“GAAP”).  These changes establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The codification itself does not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

Principles of Consolidation:

The consolidated financial statements include the assets, liabilities and operating results of Holdings and it’s wholly owned subsidiary since the date of the acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:

Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4: Summary of Significant Accounting Policies (Continued)

Contract Revenue Recognition:

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of fees earned. Revenue on fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-materials contracts is recognized at contractual rates as hours and out of pocket expenses are incurred. Anticipated losses on contracts are recognized in the period they are first determined. In accordance with industry practice, amounts relating to long-term contracts, including retainages, are classified as current assets although an undeterminable portion of these amounts is not expected to be realized within one year. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Concentration of Credit Risk:

The Company maintains its cash, which, at times may exceed federally insured limits, in bank deposit accounts with a high credit quality financial institution. The Company believes it is not exposed to any significant credit risk with regards to those accounts. Accounts receivable principally consist of amounts due from the federal government and large prime federal government contractors. Management believes associated credit risk is not significant.

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables.  There was no allowance for doubtful accounts required at September 30, 2010 and December 31, 2009.

Property and Equipment:

Property and equipment are stated at cost and depreciated by the straight-line method over estimated useful lives which are as follows:

Office furniture and equipment	3 to 5 years
Computer hardware and software	2 to 5 years

Leasehold improvements and lease acquisition costs are amortized over the shorter of the life of the applicable lease or the life of the asset. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4: Summary of Significant Accounting Policies (Continued)

Long-Lived Assets:

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.  An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset.  Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods.

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. Based on factors discussed in Note 3, an impairment loss of $3,056,238 was recognized for the period ended September 30, 2010.

Income Taxes:

The Company and its subsidiary file a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method under FASB ASC 740, "Accounting for Income Taxes", whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities, and their respective tax basis, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The    effect on deferred tax assets and liabilities due to a change in tax rates is recognized as income in the period that includes the enactment date. Estimates of the realization of deferred tax assets are based-on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Stock Based Compensation:

The Company accounts for stock based compensation in accordance with FASB ASC 505-50, “Equity Based Payments to Non-Employees”.  Under the fair value recognition provisions of FASB ASC 505-50, the Company measures stock based compensation cost at the grant date based on the fair value of the award and recognizes expense over the requisite service period.

Debt Issuance Costs:

Debt issuance costs are capitalized and amortized over the term of the related loan.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4: Summary of Significant Accounting Policies (Continued)

Fair Value Measurements:

FASB ASC 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value.   That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

Level 1:	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the plan has the ability to access.

Level 2:	Inputs to the valuation methodology include:

•	quoted prices for similar assets or liabilities in active markets;
•	quoted prices for identical or similar assets or liabilities in inactive markets;
•	inputs other than quoted prices that are observable for the assets or liability;
•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value:

The carrying values of accounts receivable, accounts payable, accrued expenses, notes payable, and the line of credit payable approximate fair value due to the short term maturities of these instruments.

Contingent consideration payable is based on the revenues and earnings projections of Innovative discounted by the rate of the seller note.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4:   Summary of Significant Accounting Policies (Continued)

Fair Value Measurements (Continued):

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company has determined that the contingent consideration liability falls within level three of the hierarchy.  The following table sets forth a summary of the changes in the fair value of such liability for the period from January 1, 2010 to September 30, 2010:

Contingent Consideration

Balance, beginning of year	$515,000
Changes in fair value	(515,000)

$-

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company's financial statements.

Note 5:   Business Combination

On March 31, 2009, Holdings acquired Innovative, whereby Holdings acquired all of the outstanding shares of common stock of Innovative.  The purpose of the acquisition was to allow the Company to become involved in providing services to federal government entities.  The total purchase price for Innovative was $2,835,000 and consisted of the following (at fair value):

Cash	$100,000
Short Term Note	50,000
Seller Note (1)	1,285,000
2,500,000 shares of Galen common stock (2)	85,000
Capital contribution	600,000
Contingent note payable (3)	715,000

$2,835,000

(Continued)

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5:   Business Combination (Continued)

(1)	The purchase agreement was amended in May 2010 and this note was converted into 1,000,000 shares of Series A preferred stock of Holdings.
(2)	Fair value of Galen’s common shares issued was determined on the basis of the fair value of Innovative. These shares were exchanged for 285,453 shares of Holdings common stock in May 2010.
(3)
The fair value of the contingent consideration was based on the revenues and earnings projections of Innovative.  The contingent note payable requires Holdings to pay the former stockholders up to $900,000 in three years based on the performance of Innovative and up to 10% of the net income of Innovative of years four and five.  As of March 31, 2009, based on management’s estimates, Holdings expected that the aggregate undiscounted amount of contingent consideration to be paid was approximately $900,000.  This was discounted to present value using an 8% discount rate and amounted to $715,000 at the date of acquisition.  As of December 31, 2009, this amount was reduced to $515,000 and as of September 30, 2010, this amount was reduced to zero.

Goodwill in the amount of $4,056,238 was recognized in the acquisition and was attributable to the excess of the purchase price paid over the fair value of the net assets acquired, as there were no other intangibles qualifying for separate recognition.  Due to the increase in the Company’s net liabilities during 2009 and cash flow shortfalls, an impairment loss of $1,000,000 was recorded at December 31, 2009.  Due to a decline in ongoing revenues and the uncertainties described in Note 3, an additional impairment loss of the balance of goodwill in the amount of $3,056,238 was made at September 30, 2010.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$1,325,138
Other Assets	100,657
Fixed Assets	49,189
Goodwill	4,056,238
Liabilities assumed	(2,696,222)
$2,835,000

Note 6:  Major Customers

Revenues from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for approximately 100% of total revenues for the nine months ended September 30, 2010 and the period from March 23, 2009 (inception) to September 30, 2009.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7:  Accounts Receivable

 Accounts receivable consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Billed receivables	$876,893	$1,543,115
Unbilled receivables	265,060	186,479
	$1,141,953	$1,729,594

Contract receivables from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for approximately 100% and 97% of total contract receivables at September 30, 2010 and December 31, 2009, respectively.

Note 8:  Line of Credit

In April 2009, Holdings entered into a credit agreement with Eagle Bank under which it may borrow up to $500,000. Borrowings under the agreement are guaranteed by seven individuals, which are directly or indirectly related to Holdings. The borrowings are payable upon the bank’s demand. Interest is payable monthly at the bank’s prime rate (as defined) plus 1%.  At September 30, 2010, the interest rate was 5%.

Note 9:  Seller Note Payable and Earn out Note Payable

Seller Note Payable:

In March 2009, when Holdings purchased Innovative, part of the purchase consideration was a note payable of $1,285,000, payable over three years. In May 2010, Innolog retired this note, including accrued interest, by granting the note holders 1,000,000 shares of Innolog’s $0.001 par value Series A Convertible Preferred Stock, which was valued at $0.01 per share.  At the date of the debt extinguishment, the debt amount including accrued interest of $85,551, exceeded the aggregate market value of the shares granted, and accordingly a gain of $1,360,551 has been recognized.

 Contingent Consideration Payable:

In March 2009, as part of the purchase transaction, Holdings estimated that contingent consideration due to the former stockholders amounted to $900,000.  As specified in the agreement, the earn out is based on certain revenue and net income targets over the next five years, and is payable annually. The amount payable has been discounted to present value using an 8% discount rate and amounted to $515,000 at December 31, 2009 and was reduced to zero as of September 30, 2010.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10:  Notes Payable

During the three months ended September 30, 2010, the Company received funds from individuals totaling $370,000, which mature at various dates in 2010.  Repayment dates on certain of the notes amounting to $225,000 have been extended through January 21, 2011.  Interest charges vary between 6% per annum to a flat fee , therefore, $57,613 has been accrued as of September 30, 2010. In addition, these individuals were granted warrants to purchase 370,000 shares of Innolog common stock at  a price of $0.50 per share. The loans that matured on September 30, 2010 amounting to $145,000 have not been repaid and are in default.

Note 11:   Related Party Transactions

Loans from Affiliates:

In March 2009, Holdings and Innovative (the “Borrowers”) entered into an agreement (the “Loan Agreement”) with eight individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of September 30, 2010 amounted to $1,499,384, collaterized by substantially all assets of both Borrowers and guaranteed by Galen. Repayment of the loan is due at the Lenders’ demand.

In order to make the loan to the Borrowers, the Lenders borrowed $1,499,384 from Eagle Bank.  The promissory note to Eagle Bank matures in March 2011 and interest is payable monthly at the bank’s prime rate (as defined) plus 1%.  Interest is directly paid by the Company to the bank on a monthly basis.

In addition to the interest due to the bank, the Company granted warrants to the Lenders under which they may purchase 1,760,000 shares of the Company’s common stock, with a strike price of $0.023 per share.  The warrants expire on March 31, 2014. The fair value of these warrants amounted to $520,000 and was amortized to interest expense during the period ended September 30, 2009.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11:   Related Party Transactions (Continued)

Loans from Former Stockholder:

As of September 30, 2010 and December 31, 2009, loans from former stockholder consisted of the following:

	September 30, 2010	December 31, 2009
Note, interest of 15% and principal was originally due on December 31, 2009 and there is no newly stated due date as of the date of financial statements. The note will be converted to 30,000 shares of preferred stock of Holdings.	$57,332	$57,332

Note, interest of $19,600 and principal of $196,000, payable in two installments, $107,800 on April 30, 2010 and $107,800 on May 30, 2010. Additional interest payments of $15,200 were due on April 15, 2010 and May 15, 2010. In addition, 196,000 warrants of Holdings were granted. Repayment of $37,000 has been made toward the principal balance.	159,000	120,000

Note, interest of $13,000 and principal due on July 9, 2010. In addition, 65,000 warrants were granted.	65,000	-

Note, interest of $3,000 and principal due on July 17, 2010. In addition, 15,000 warrants were granted.	8,350	-

Note, interest of $5,000 and principal due on September 12, 2010. In addition, 25,000 warrants were granted.	25,000	-

Other	-	6,299
	$314,682	$183,631

The above noted outstanding loans had not been paid off as of the date of these financial statements and are in default.  Interest expense incurred on these loans amounted to $89,900 for the nine months ended September 30, 2010.

Management Fees, Affiliate:

Pursuant to an Executive Management Agreement with Galen entered into on April 1, 2009, the Company is being charged a management fee of $100,000 per month or an amount not to exceed 15% of the gross revenue of the Company earned during the previous twelve month period effective with the consummation of the agreement. Total management fees amounted to $724,490 and $689,232 for the nine months ended September 30, 2010 and period from March 23, 2009 (inception) to September 30, 2009, respectively. The agreement expired on September 30, 2010.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11:   Related Party Transactions (Continued)

Note Receivable, Affiliate:

In April 2009, Holdings entered into an interest-free credit agreement with an affiliate under which the affiliate could borrow up to $1,500,000 through April 15, 2010. As of December 31, 2009, the outstanding balance was $740,000.   On June 15, 2010, the amount outstanding under this note was forgiven.  As such, this receivable was reclassified to equity as of December 31, 2009.

Due from Galen:

As of June 30, 2010, amounts due from Galen amounted to $725,815. Of this amount, management of Innolog and Galen identified that $498,702 represented operating expenses incurred by Galen on behalf of Innolog, mainly consisting of rent and office expense, consulting fees, health care expense and other corporate overhead. Thus, this amount was charged to expense by the Company during the six months ended June 30, 2010.  Management of Galen and Innolog determined that the balance of $227,113 was related to Galen and deemed uncollectible. Thus, this amount was written off during the six months ended June 30, 2010.

During the three months ended September 30, 2010, amounts due from Galen amounted to $367,612. Of this amount, management of Innolog and Galen identified that $326,087 represents operating expenses incurred by Galen on behalf of Innolog, mainly consisting of consulting fees, rent expense, and health care expense. Thus, this amount was charged to expense by the Company during the three months ended September 30, 2010.  Management of Galen and Innolog has determined that the balance of $41,525 was related to Galen and deemed uncollectible. Thus, this amount has been written off.

Notes Payable, Affiliates:

During the nine months ended September 30, 2010, the Company received loans totaling $500,000   from affiliates, of which $250,000 are still outstanding as of September 30, 2010 and mature at various dates in 2010. The maturity date on one of the notes amounting to $50,000 has been extended to January 9, 2011. Interest of $52,500 has been accrued as of September 30, 2010. In addition, these affiliates were granted warrants to purchase 725,000 shares of Innolog common stock at a price of $0.50 per share. Subsequent to September 30, 2010, one of the affiliates was granted warrants to purchase 150,000 shares of Innolog common stock at a price of $0.01 per share. The loans that matured as of October 31, 2010 amounting to $200,000 have not been repaid and are in default.

Loan from Controller:

Innovative’s controller loaned the Company $20,000 on July 9, 2010 and the loan was due on August 9, 2010. The controller was granted warrants to purchase 20,000 shares of Innolog common stock at a price of $0.50 per share. Interest expense amounted to $4,000 and has been accrued as of September 30, 2010. The loan has not been repaid and is in default.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12:  Costs not Allocable to Contracts

Costs not allocable to contracts consisted of unallowable entertainment, late fees and penalties, finance charges, bad debt expense and other expenses.  Total costs not allocable to contracts amounted to $625,612 and $118,072 for the nine months ended September 30, 2010 and the period from March 23, 2009 (inception) to September 30, 2009, respectively.

Note 13:  Commitments and Contingencies

Leases:

The Company leases office space in Washington, D.C.; Orlando, Florida; Springfield, Virginia; and McLean, Virginia; under operating leases expiring at various dates through 2013. The premises leases contain scheduled rent increases and require payment of property taxes, insurance and certain maintenance costs. The minimum future commitments under lease agreements existing as of September 30, 2010, are approximately as follows:

Year ending December 31,
2010	$397,000
2011	980,000
2012	222,000
2013	33,000
$1,632,000

Total rent expense amounted to $752,873 and $322,006 for the nine months ended September 30, 2010 and the period from March 23, 2009 (inception) to September 30, 2009, which include a straight-line rent adjustment of approximately $35,000 and ($50,857), respectively.

In 2010, Innovative vacated its office space prior to expiration of the lease. There has been no agreement reached between Innovative and the former landlord to settle the breach. The landlord subsequently filed a lawsuit against the Company under which it pursued total damages of approximately $1,000,000, which approximates the rent charges for the remaining term of the lease. The monthly rent amount has been accrued and is included in other accrued liabilities on the balance sheet.  The commitment is included in the future lease commitment schedule. The outcome of the lawsuit is undetermined as of the date of these financial statements.

Late Deposit of Payroll Taxes and Employee Income Tax Withholdings:

During 2009 and 2010, the Company has been late in making deposits of federal and state employer payroll taxes, as well as employee income tax withholdings.  As of September 30, 2010 and December 31, 2009, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $1,396,241 and $277,762, respectively, which is included in accrued salaries and benefits on the balance sheet.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13:  Commitments and Contingencies (Continued)

Employment Agreement:

On April 1, 2009, Innovative entered into an employment agreement with its President and Chief Executive Officer through March 31, 2014, which provides for a minimum annual salary of $198,000. At September 30, 2010, the total commitment, excluding incentives, was $693,000.

Contracts:

Substantially all of the Company’s revenues have been derived from prime or subcontracts with the U.S. government. These contract revenues are subject to adjustment upon audit by the Defense Contract Audit Agency.  Audits have been finalized through 2005. Management does not expect the results of future audits to have a material effect on the Company’s financial position or results of operations.

Note 14: Income Taxes

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of the deferred tax asset being fully reserved.

Temporary differences giving rise to the deferred tax assets consist primarily of the excess of  the goodwill and other intangible assets for tax reporting purposes over the amount for financial reporting purposes, and net operating loss carry forwards.  The Company’s ability to utilize the federal and state tax assets is uncertain, therefore the deferred tax asset is fully reserved.

At September 30, 2010, the Company had a net deferred tax asset which was fully reserved.

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At September 30, 2010, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of September 30, 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15: Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There was no employer contribution for the nine months ended September 30, 2010.

Innovative has been late in making deposits of employee deferrals in the amount of $185,477. The Department of Labor is reviewing Innovative’s employee benefit plan document as well as other records to determine the status of compliance. The outcome is undetermined as of the date of these financial statements.

Note 16: Capital Stock

Common Stock:

As of December 31, 2009, 100,000,000 shares of $.001 par value common stock were authorized and 20,000,000 shares of common stock were issued and outstanding.  In May 2010, the Company consummated a .44-for-1 reverse stock split, thereby decreasing the number of issued and outstanding shares to 8,882,455, and increasing the par value of each share to $0.0023.  All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts through the period ended December 31, 2009 were restated to reflect the reverse stock split.

In connection with the merger with uKarma, uKarma’s Articles of Incorporation were amended such that there are 200,000,000 shares of $.001 par value common stock authorized and 13,629,774 shares of common stock issued and outstanding. The common stock amount has been changed from $20,000 to $13,630 to reflect the change in par value.

Preferred Stock:

The Company has authorized 50,000,000 shares of preferred stock, with a par value $0.001 per share (“Preferred Stock”). The Preferred Stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has designated 38,000,000 shares of the preferred stock as Series A Convertible Preferred Stock (“Series A Stock”). The holders of Series A Stock have voting rights with a $2.00 liquidation preference per share, and may convert each share of Series A Stock into one share of common stock at any time.  Series A Stock converts automatically upon the occurrence of an offering meeting certain criteria and the sale of the Company. Holders of the Series A Stock are entitled to accrue dividends based on the prior fiscal year’s net income equal to 10% of such net income. As of September 30, 2010, there were 37,364,758 shares of Series A Stock outstanding.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16: Capital Stock (Continued)

Stock Warrant Activity:

On March 31, 2009, the Company granted 4,000,000 warrants to various affiliated individuals in conjunction with their guarantee of the Company’s line of credit (Note 8) and their loans to the Company (Note 11).  The warrants had an exercise price of $0.01 and a life of five years.  All warrants were fully vested on the date of grant.  The fair value of the warrants was $520,000 and was charged to interest expense for the period from March 23, 2009 (inception) to September 30, 2009. In May 2010, these warrants were reversed on a .44 to 1 basis to 1,760,000 shares with an exercise price of $.023 as a result of the reverse stock split.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	70%
Average risk free interest rate	1.67%
Expected life (in years)	2.5

For the three months ended June 30, 2010, the Company granted 39,106,857 warrants to various individuals in conjunction with the individuals lending the Company working capital (Notes 8 and 11) or in conjunction with the assignment of the merger rights with a public company. The warrants have an exercise price of $.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was zero at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	67%
Average risk free interest rate	1.79%
Expected life (in years)	5.0

For the three months ended September 30, 2010, the Company granted 1,515,000 warrants to various individuals in conjunction with the individuals lending the Company working capital (Notes 10 and 11). The warrants have an exercise price of $.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was zero at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	68.64%
Average risk free interest rate	1.27%
Expected life (in years)	5.0

(Continued)

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16: Capital Stock (Continued)

Stock Warrant Activity (Continued):

A summary of Holdings’ warrant activity and related information is as follows:

Warrant Summary	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	1,760,000	$.0227
Granted	40,621,857	$0.50
Merger with uKarma	140,006	$10.47
Exercised	-	$-
Forfeited/Expired	-	$-
Outstanding, end of period	42,521,863	$0.5131

At September 30, 2010, there were 42,521,863 warrants outstanding and exercisable.  These warrants had a weighted average exercise price of $0.5131 and a weighted average remaining life of 4.68 years.

Stock Option Plan:

Upon merger with uKarma on August 17, 2010, the Company assumed uKarma’s existing stock option plan, the Deferred Stock and Restricted Stock Plan (the “Plan”), under which employees, officers, directors, consultants and other service providers may be granted non-qualified and/or incentive stock options. Generally, all options granted expire five years from the date of grant.  All options have an exercise price equal to or higher than the fair value of the Company’s stock on the date the options are granted.  Options generally vest over three years with the exception of the initial grants of 2010, which vested immediately.

A summary of the status of stock options issued by the Company as of September 30, 2010 is presented in the following table. Shares have been adjusted to reflect uKarma’s reverse stock split of 11.120904 to 1 effective as of the date of merger:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	476,130	$2.22
Granted	13,429,500	$0.50
Exercised/Expired/Cancelled	(453,650)	-
Outstanding at end of period	13,451,980	$0.5029

Exercisable at end of period	12,892,480	$0.503

(Continued)

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16: Capital Stock (Continued)

Stock Option Plan (Continued):

The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on the estimated volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Weighted average fair value per options granted	$0.00
Risk free interest rate	1.27%
Expected dividend yield	0%
Expected lives	60 months
Expected volatility	68.64%

Item 2: Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the results of operations and financial condition of Innolog Holdings Corporation and its wholly owned subsidiary, Innovative Logistics Techniques, Inc., for the nine months ended September 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included in the Current Report on Form 8-K,as amended, that we filed with the Securities and Exchange Commission on August 16, 2010.  References to “the Company,” “we,” “our,” or “us” in this discussion refer to Innolog Holdings Corporation and its subsidiary.

Our discussion includes forward-looking statements.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” or the negative of these terms and similar expressions identify forward-looking statements.  Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to our industry, our operations and results of operations and any businesses that we may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.  Some, but not all, of these risks include, among other things:

•	whether we will continue to receive the services of certain officers and directors;

•	whether we can successfully integrate our subsidiary, which was recently acquired, into our business;

•	whether we can implement our business plan by acquiring other businesses compatible with ours;

•	whether budgetary pressures in the federal and state governments will result in a reduction in spending which will be disadvantageous to us;

•	whether we can obtain funding when and as we need it; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

We are a holding company designed to make acquisitions of companies in the government services industry. Our first acquisition, Innovative Logistics Techniques, Inc., is a solutions oriented provider of logistics services primarily to agencies of the U.S. government, but also to state and local agencies and to private businesses.  We provide tools to our customers which allow them to manage the flow of goods, information or other resources through the integration of information, transportation, inventory, warehousing, material handling and security.  Our goal is to expand our business, not only through the acquisition of new contracts but also through the acquisition of companies in the government services industry. Our home office is located in Fairfax, Virginia, although we have five additional offices located in Washington D.C., Tennessee and Florida.

The federal government is the largest consumer of services and solutions in the United States.  We believe that the federal government’s spending in national security and homeland security programs will continue to increase in the next several years, driven by the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government technical professionals and the continuing impact of federal procurement reforms.  For example, federal government spending on information technology has consistently increased in each year since 1980.  INPUT, an independent federal government market research firm, expects this trend to continue, with federal government spending on information technology forecasted to increase from approximately $76 billion in federal fiscal year 2009 to $90 billion in federal fiscal year 2014.  Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

Across the national security community, we see the following trends that will continue to drive increased spending and dependence on technology support contractors:

•	Increased spending on defense and intelligence to combat terrorist threats;

•	increased spending on cyber security;

•	continuing focus on information sharing, data interoperability and collaboration;

•	reliance on technology service providers;

•	inherent weaknesses of federal personnel systems.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 4 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this discussion and analysis:

Use of Estimates:

Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates.

Contract Revenue Recognition:

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of fees earned.  Revenue on fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs.  Revenue on time-and-materials contracts is recognized at contractual rates as hours and out of pocket expenses are incurred.  Anticipated losses on contracts are recognized in the period they are first determined.  In accordance with industry practice, amounts relating to long-term contracts, including retainages, are classified as current assets although an undeterminable portion of these amounts is not expected to be realized within one year.  Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables.  Estimated losses are based on historical collection experience coupled with a review of the current status of existing receivables.  There was no allowance for doubtful accounts required at September 30, 2010 and December 31, 2009.

Long-Lived Assets:

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.  An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount.  If impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset.  Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods.

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually.  An impairment loss of $1,000,000 was recognized for the period ended December 31, 2009 and an impairment loss of $3,056,238 was recognized for the nine months ended September 30, 2010.

Income Taxes:

Income taxes are accounted for using the asset and liability method under FASB ASC 740, “Accounting for Income Taxes”, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities, and their respective tax basis, and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities due to a change in tax rates is recognized as income in the period that includes the enactment date.  Estimates of the realization of deferred tax assets are based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Stock Based Compensation:

The Company accounts for stock based compensation in accordance with FASB ASC 505-50, “Equity Based Payments to Non-Employees”.  Under the fair value recognition provisions of FASB ASC 505-50, the Company measures stock based compensation cost at the grant date based on the fair value of the award and recognizes expense over the requisite service period.

Fair Value Measurements:

FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the plan has the ability to access.

Level 2: Inputs to the valuation methodology include:

▪	quoted prices for similar assets or liabilities in active markets;

▪	quoted prices for identical or similar assets or liabilities in inactive markets;

▪	inputs other than quoted prices that are observable for the assets or liability;

▪	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

▪     The carrying values of accounts receivable, accounts payable, accrued expenses, notes payable to former stockholders, and the line of credit payable approximate fair value due to the short term maturities of these instruments.

▪     Contingent consideration payable is based on the revenues and earnings projections of Innovative discounted by the rate of the seller note.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company has determined that the contingent consideration liability falls within level three of the hierarchy.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

Results of Operations

Comparison of Three Month and Nine Month Periods Ended September 30, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended September 30, 2010 (unaudited)	% of Sales	Three Months Ended September 30, 2009 (unaudited)	% of Sales	Nine Months Ended September 30, 2010 (unaudited)	% of Sales	March 23 (inception) through September 30, 2009 (unaudited)	% of Sales
Contract Revenue	$1,407,778	100.0	2,005,340	100.0	4,629,952	100.0	4,412,451	100.0

Direct Costs	(695,439)	(49.4)	(1,246,959)	(62.2)	(2,203,099)	(47.6)	(2,622,072)	(59.4)

Cost of Operations	(4,830,472)	(343.1)	(1,212,300)	(60.5)	(7,690,409)	(166.1)	(2,521,382)	(57.1)

Operating Loss	(4,118,133)	(292.5)	(453,919)	(22.7)	(5,263,556)	(113.7)	(731,003)	(16.5)

Other income	515,000	36.6			1,875,754	40.5	5,199	0.12

Other Expense	(275,750)	(19.6)	(25,517)	(1.3)	(1,044,820)	(22.6)	(566,047)	(12.8)

Loss Before Income Tax	(3,878,883)	(275.5)	(479,436)	(24.0)	(4,432,622)	(95.7)	(1,291,851)	(29.2)

Income Tax Expense	-	-%	-	-%	-	-%	-	-%

Net Loss	$(3,878,883)	(275.5)	(479,436)	(24.0)	(4,432,622)	(95.7)	(1,291,851)	(29.2)

The results for the nine months ended September 30, 2010 cannot be compared with the same period in 2009 as the numbers presented are from March 23, 2009 (inception) through September 30, 2009.

Contract Revenues.  Revenues for the three month period ended September 30, 2010 were decreased by 42.4% over the previous year.  The majority of this decrease is attributed to short term contracts where the Company had sub contractors supplying most of the work, thereby generating a very small margin to the Company.  It is our plan to replace these contracts with more profitable contracts in the future.

Direct Costs.  Direct costs decreased as a percentage of revenue for the reasons stated above.

Costs of Operations.  The costs of operations include indirect contract costs, which are reimbursed under the contracts, management fees paid to an affiliate and costs not allocable to contracts.  Overall, for the three months period ended September 30, 2010, these expenses were increased by 298% from the previous year.  The largest increase in costs of operations was a goodwill impairment expense of $3,056,238.  Other costs included indirect contract costs in the amount of $326,087 which were incurred by the Company’s affiliates, Galen Capital Corporation and GCC, on behalf of the Company, and consisted mainly of rent expense, consulting fees, and health care expenses, and costs not allocable to contracts of $283,385 consisting mainly of marketing expenses.  Additionally, $41,525 which was previously lent to Galen and GCC was deemed uncollectible and was written off during the three months ended September 30, 2010.

Operating Loss.  The Company increased its operating loss by 807%  in the three months ended September 30, 2010 from the previous year.  The largest increase was due to an increase in indirect contract costs as discussed above. Excluding the one time expenses such as the write off of goodwill, the operating loss increased by 134%.

Other Income.  Other income for the three and nine months ended September 30, 2010 increased by $515,000 and $1.8 million, respectively, due to a one time unrealized gain on the fair value of consideration payable and a gain on debt extinguishment in the amount of $1.36 million as a result of converting a note payable to former stockholders into preferred stock, respectively.

Other Expenses.  Other expenses for the three and nine month periods ended September 30, 2010 were made up of interest expense and merger expenses.

Net Loss.  Our net loss for the three and nine month periods ended September 30, 2010 was $3,878,883 and $4,432,622, respectively. Excluding one time expenses such as goodwill impairment, merger expenses, and one time gains on debt extinguishment and consideration payable, the net loss for the three months and nine months ended September 30, 2010 was $1,291,723 and $1,185,814, respectively.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $481,346 for the nine months ended September 30, 2010, while net cash flow used in operating activities was $360,409 for the period March 23, 2009 (inception) through September 30, 2009.

Net cash flow used in investing activities was $298,983 for the nine months ended September 30, 2010 and $1,531,608 for the period March 23, 2009 (inception) through September 30, 2009.  These funds were used as payment for the purchase of Innovative Logistics Techniques, Inc. and repayments of borrowings from affiliates.

Net cash flow provided by financing activities was $771,051 for the nine months ended September 30, 2010 and $1,893,655 for the period March 23, 2009 (inception) through September 30, 2009.  Receipts of cash flow from financing activities primarily consisted of borrowings from others, affiliates, and the line of credit from a bank.

Material Impact of Known Events on Liquidity

Other than as discussed herein, there are no known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

We have financed our operations primarily through cash flows from operations and borrowings.  Since the Company is currently still operating at a negative cash flow, continued short term borrowings are necessary to cover working capital needs.  Typically, these loans are provided by our affiliates although they are under no obligation to provide funding to us.

Aside from needing cash for our operations, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  However, we are in discussions with several sources for financing commitments.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

At September 30, 2010 we had cash on hand of  zero.  We will need additional financing to fund our operations over the next 12 months.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, loans payable and accounts payable, that could ultimately cause the Company to cease operations.

Because of our historic net losses and low working capital position, our independent auditors, in their report on our financial statements for the year ended December 31, 2009, expressed substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Off-Balance Sheet Arrangements

Loan and Line of Credit

In March 2009, Innolog Holdings Corporation and Innovative Logistics Techniques, Inc. entered into an agreement with eight individuals, some of which are directors of the Company, to borrow up to $2,000,000 under a loan due on demand.  The loan is secured by the assets of both borrowers.  In March 2009, Innolog Holdings Corporation entered into a $500,000 line of credit with Eagle Bank due on demand.  The line of credit is guaranteed by eight individuals, some of which are directors of the Company.  The line of credit bears interest at the prime rate plus 1%.  At September 30, 2010, the interest rate was 5%.  At September 30, 2010, both the loan and the line of credit were outstanding in the amounts of $1,499,384 and $497,570, respectively.

Seller Note Payable and Earn Out Note Payable

In March 2009, when Innolog Holdings Corporation purchased Innovative Logistics Techniques, Inc., part of the purchase price was financed with a Seller Note Payable of $1,285,000 payable over three years.  In May 2010 this note, including accrued interest of $85,551, was converted into 1,000,000 shares of Series A Preferred Stock with a fair value of $10,000.  This resulted in a gain on debt extinguishment of $1,360,551.  In April 2009, the Company issued a $900,000 earn out note payable to the former owners of Innovative.  This earn out is based on certain revenue and net income targets over the next 3 years.  The value of this earn out has been reduced to zero as of September 30, 2010.

Loans From Former Stockholder

As of September 30, 2010 loans from a former stockholder totaled $314,682.

Loans From Related Parties

During the three months ended September 30, 2010, we received loans totaling $500,000 from affiliates, of which $250,000 are still outstanding as of September 30, 2010.

Loans From Individuals

During the three months ended September 30, 2010, we borrowed $370,000 from various individuals not related to us.

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

The following table summarizes our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$497,570	497,570		$-	$-
Other Indebtedness	2,139,384	2,139,384		-	-
Operating Leases	1,632,000	397,000	1,235,000
Totals:	$4,268,954	3,033,954	1,235,000	$-	$-

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to provide this information.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision of and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our chief executive officer and chief financial officer has concluded that as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings.

Not applicable.

Item 1A: Risk Factors.

As a smaller reporting company we are not required to provide this information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

On August 13, 2010, and as more fully described in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on August 16, 2010, as it was amended, in connection with the consummation of the merger pursuant to which we acquired all of the equity interests of Innolog Holdings Corporation (“IHC”), we issued  8,882,455 shares of our common stock and 36,964,758 shares of our Series A Preferred Stock to the IHC stockholders in exchange for 100% of the capital stock of IHC.  We also issued 44,351,857 warrants to purchase common stock in exchange for 44,351,857 warrants to purchase IHC common stock.  The issuance of the common stock to the IHC stockholders was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Regulation D thereof.  We made this determination based on the representations of the IHC stockholders which included, in pertinent part, that all but nine of the stockholders were accredited investors within the meaning of Rule 501 of Regulation D promulgated under the Securities Act.  Of the nine stockholders indicating they were not accredited investors, they represented that they were sophisticated investors or were represented by purchaser representatives that were sophisticated investors.  All persons were provided disclosure statements in compliance with Rule 506 and Regulation D.  All IHC stockholders represented that they were acquiring our securities for investment purposes for their own respective accounts and not as nominees or agents and not with a view to the resale or distribution thereof, and that each owner understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On August 11, 2010, the Executive Committee of the Board of Directors approved the issuance of 400,000 shares of the Company’s Series A Convertible Preferred Stock to a lender in consideration of a loan and consulting services provided to the Company.    It was determined that the shares had no value at the time of issue.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as providing an exemption from registering the sale of these securities because the investor was an accredited investor and represented his intention to acquire the securities for investment only and not with a view to distribute or sell the securities.  No general advertising or solicitation was used in selling the securities.

Item 3: Defaults Upon Senior Securities.

Loans from a former shareholder in the amount of $289,682 plus accrued interest of $89,900, loans from affiliates in the amount of $220,000 plus accrued interest of $51,500, and loans from individuals in the amount of $145,000 plus accrued interest of $12,613 have matured and are in default.  As of the date of this filing, none of the noteholders has made a demand for repayment.

Item 4: Removed and Reserved.

Item 5: Other Information.

Not applicable.

Item 6: Exhibits.

EXHIBIT	DESCRIPTION

2.1	Amended and Restated Merger Agreement by and among the Company and Innolog Holdings Corporation as amended dated August 11, 2010 (2)

2.2	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corp. filed with the Secretary of State of Nevada on August 18, 2010 (3)

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment to the Articles of Incorporation (2)

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

10.1	Promissory Note in the principal amount of $20,000 issued by Innolog Holdings Corporation in favor of Ram Agarwal dated July 9, 2010 (2)

10.2	Promissory Note in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of James Warring dated July 13, 2010 (2)

10.3	Promissory Note in the principal amount of $34,500 issued by Innolog Holdings Corporation in favor of Thomas Jackson dated July 20, 2010 (2)

10.4	Promissory Note in the principal amount of $65,500 issued by Innolog Holdings Corporation in favor of Robert Hacker dated July 20, 2010 (2)

10.5	Promissory Note in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of John Morrison dated July 21, 2010 (2)

10.6	Promissory Note in the principal amount of $125,000 issued by Innolog Holdings Corporation in favor of Melvin D. Booth dated July 8, 2010 (2)

10.7	Promissory Note in the principal amount of $125,000 issued by Innolog Holdings Corporation in favor of Galen Capital Group, LLC dated July 21, 2010 (2)

10.8	Amendment to Engagement Letter between Emerging Companies LLC and Innolog Holdings Corporation dated July 29, 2010 (2)

10.9	Promissory Note dated August 11, 2010 in the principal amount of $75,000 issued by Innovative Logistics Techniques, Inc. in favor of Farzin Ferdowsi*

10.10
Secured Promissory Note and Settlement Agreement dated September 15, 2010 in the principal amount of $45,000 issued by Innolog Holdings Corporation, Innovative, Logistics Techniques, Inc., Galen Capital Corporation, Galen Capital Group, LLC and GCC Capital Group, LLC in favor of Kay M. Kumbinner Trust*

10.11	Promissory Note dated August 12, 2010 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Ian Reynolds*

10.12	Promissory Note dated August 12, 2010 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Verle Hammond*

10.13	Promissory Note dated August 24, 2010 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Evan Morris*

10.14	Promissory Note dated August 30, 2010 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Isabelle Chester*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer *

32.1	Section 906 Certificate of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer *

* Filed herewith.
(1) Filed with the Securities and Exchange Commission on February 12, 2007 as an exhibit to the Company’s registration statement on Form SB-2 and incorporated herein by reference.
(2) Filed with the Securities and Exchange Commission on August 16, 2010 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(3) Filed with the Securities and Exchange Commission on October 15, 2010 as an exhibit to the Company’s Amendment No. 3 to Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOLOG HOLDINGS CORPORATION

Dated: November 22, 2010	By:	/s/ William P. Danielczyk

	Name:	William P. Danielczyk
	Title:	Executive Chairman of the Board
Principal Executive Officer

Dated: November 22, 2010	By:	/s/ Michael J. Kane
	Name:	Michael J. Kane
	Title:	Treasurer
Principal Financial Officer