Form 10-K
period 2010-12-31
Innolog Holdings Corp.
filed 2011-05-18
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                           December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number                   33-140633

INNOLOG HOLDINGS CORPORATION
(Name of registrant in its charter)

Nevada	68-0482472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Legato Road, Suite 830	22033
Fairfax, Virginia	(Zip Code)
(Address of principal executive offices)

Issuer’s telephone number (703) 766-1412

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (The registrant is not yet subject to this requirement.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  On June 30, 2010 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $208,482.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 12, 2011, the number of shares of the registrant’s classes of common stock outstanding was 14,129,973

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  N/A

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•	our projected sales and profitability;

•	our growth strategies;

•	anticipated trends in our industry;

•	our future financing plans and our ability to raise capital when it is required; and

•	our anticipated needs for working capital.

These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.  These risks include those listed under “Risk Factors” beginning on page 6 of this report.  In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue” or the negative of these terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not intend to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

This report may contain market data related to our business, which may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning the Company and our business made elsewhere in this report as well as other public reports which may be filed with the United States Securities and Exchange Commission (the “SEC”).  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  As noted above, the Company is not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances.

i

PART I

Item 1.                   Business

Overview

We were incorporated in Nevada on June 26, 2001 under the name “OM Capital Corporation,” and changed our name to “uKarma Corporation” on April 20, 2004.

Prior to August 18, 2010, uKarma Corporation developed and marketed proprietary branded personal health and wellness products, including fitness DVDs and mind, body, and spirit goods and services, for fitness and health-conscious consumers.  These product lines targeted the rapidly growing tens of millions that are seeking to enrich their physical, spiritual, and mental wellness.

uKarma Corporation launched its initial product, a fitness DVD series called Xflowsion, through an infomercial and other marketing initiatives. The goal of the infomercial was to generate initial working capital and build a community of loyal customers.  From there, uKarma Corporation planned on expanding its product offerings into proprietary branded products primarily within the fitness/well-being multimedia and nutraceutical markets.

On August 11, 2010, uKarma Corporation, GCC Merger Sub Corp., our wholly-owned Nevada subsidiary (“Merger Sub”), Galen Capital Corporation, a Nevada corporation (“Galen”), and Innolog Holdings Corporation, a Nevada corporation (“Innolog Predecessor”), entered into an Amended and Restated Merger Agreement (the “Merger Agreement”).  The Merger Agreement provided that Innolog Predecessor would be merged with Merger Sub, with Innolog Predecessor surviving the merger as our wholly-owned subsidiary (the “Merger”).  We consummated the Merger on August 18, 2010.  Pursuant to the Merger, Innolog Predecessor’s common stockholders received one share of our common stock for every share of Innolog Predecessor common stock they held (“Common Stock Ratio”).  Likewise, holders of Innolog Predecessor’s Series A Convertible Preferred Stock received one share of our Series A Convertible Preferred Stock for every share of Innolog Predecessor Series A Convertible Preferred Stock they held.  Holders of options and warrants to purchase Innolog Predecessor common stock received comparable options and warrants to purchase common stock of uKarma Corporation, with the exercise price and number of underlying uKarma shares being proportionate to the Common Stock Ratio.  Innolog Predecessor also paid uKarma Corporation $525,000 in cash (which included past advances from Galen) in connection with the Merger.

As a result of the Merger, the stockholders of Innolog Predecessor became the controlling stockholders of uKarma Corporation, and Innolog Predecessor became a wholly owned subsidiary of uKarma Corporation.  Innolog Predecessor has a wholly-owned subsidiary, Innovative Logistics Techniques, Inc., a Virginia corporation (“Innovative”), which became an indirect subsidiary of uKarma Corporation pursuant to the Merger.

On August 9, 2010, pursuant to a Contribution Agreement, uKarma Corporation transferred its health and wellness business assets and liabilities to a newly created wholly-owned subsidiary, Awesome Living, Inc., a Nevada corporation (“AL”).  The Board of Directors and majority stockholders of uKarma Corporation approved a distribution (i.e. spin off) of all of AL’s outstanding common stock to the stockholders of record of uKarma Corporation as of August 12, 2010.   On September 15, 2010, AL filed a Form 10 with the Securities and Exchange Commission (the “SEC”) to register the common stock of AL pursuant to Section 12(g) the Securities Exchange Act of 1934, as amended.  The distribution of AL’s outstanding common stock is expected to occur as soon as commercially practicable following the resolution of any comments that the SEC may issue with respect to the Form 10 filing.  If for any reason the distribution cannot be accomplished, AL will either (a) discontinue all of its business operations without any material adverse effect upon uKarma Corporation, or (b) assign its business operations to another person or entity selected in the sole discretion of AL’s management.

On August 16, 2010, uKarma Corporation changed its name to “Innolog Holdings Corporation” and Innolog Predecessor, which became our wholly-owned subsidiary upon consummation of the Merger, changed its name to “Innolog Group Corporation”.  Innovative remains a wholly-owned subsidiary of Innolog Group Corporation.  A diagram of our current corporate structure appears below:

Innolog Holdings and Innovative Logistics Techniques History and Organization

Innolog Holdings Corporation was formed in March 2009 for the purpose of operating companies that provide services primarily to federal government entities. Innolog Holdings Corporation plans to grow organically as well as via acquisition.  We acquired Innovative effective as of March 31, 2009.  Innovative brings leading edge, process oriented thinking to government customers by providing logistics solutions to U.S. military agencies, such as the Army Corp of Engineers and civilian agencies such as the Department of Interior as well as state and local governments.

Innovative was founded in 1989 by retired Army Colonel Verle Hammond and, since that time, has established its reputation as a reliable provider of logistics, systems engineering, information services and supply chain management solutions in the federal, state and local government markets.

Offices and Websites

Innolog Holdings Corporation leases on a monthly basis four offices.  Two are in the Washington D.C. area along with offices in Nashville, Tennessee and Orlando, Florida.  Our headquarters are located at 4000 Legato Road Fairfax, Virginia  22033, We also operate informational websites located at www.innologholdings.com and www.innolog.com. The information on these websites is not a part of this report.

Industry Overview and Background

            The federal government is the largest consumer of services and solutions in the United States. We believe that the federal government’s spending will continue to increase in the next several years, driven by the expansion of national security and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government technical professionals and the continuing impact of federal procurement reforms. For example, federal government spending on information technology has consistently increased each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue, with federal government spending on information technology forecasted to increase from approximately $76 billion in federal fiscal year 2009 to $90 billion in federal fiscal year 2014. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

Across the national security community, we see the following trends that will continue to drive increased spending and dependence on technology support contractors.

➢	Increased Spending on Defense and Intelligence to Combat Terrorist Threats

The Department of Defense is the largest purchaser of services and solutions in the federal government. For federal fiscal year 2010, President Obama signed a bill that authorizes $636 billion in defense spending, including Overseas Contingency Operations (OCO) funding of $128 billion and submitted a request for an additional $33 billion in OCO funding. For federal fiscal year 2011, the Obama administration has submitted a defense budget of $708 billion, including $159 billion for OCO. The Intelligence Community is another significant source of our revenue base. The intelligence budget for federal fiscal year 2009 totaled approximately $50 billion (not including another $25 billion funded within the defense budget as the Military Intelligence Program (MIP)), a 5% increase from federal fiscal year 2008 and a compound annual growth rate of 6% over the last eleven years when it totaled $27 billion in federal fiscal year 1998. The vast majority of the growth took place after the 2001 terrorist attacks, which created an urgent need to confront Al Qaeda and its allies with enhanced intelligence efforts. The global threat of terrorism has not diminished and we believe that the Intelligence Community will continue to see growth in its budget.

➢	Increased Spending on Cyber Security

The Comprehensive National Cyber Initiative (CNCI), which is mostly classified, is focused on securing the government’s cyber networks and involves all agencies of the federal government over the next five to ten years. INPUT forecasts that federal spending on cyber and information security will increase from approximately $8 billion in federal fiscal year 2009 to approximately $12 billion in federal fiscal year 2014, an 8% compound annual growth rate over the next five years. Recent reports of cyber attacks on Google and others from China underscore the urgency of this problem.

➢	Continuing Focus on Information Sharing, Data Interoperability and Collaboration

We believe intelligence agencies will increase their demand for data and text mining solutions to enable them to extract, analyze and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus on national security, homeland security and intelligence has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. We believe the Department of Homeland Security and the intelligence agencies will continue to be interested in enterprise systems that enable better coordination and communication within and among agencies and departments. The December 25, 2009 attempted terrorist attack on a Northwest Airlines flight demonstrates the vulnerabilities when agencies fail to properly access, synthesize and process all of the information known to other various components of government.

➢	Reliance on Technology Service Providers

The demand for technology service providers is expected to increase due to the need for federal agencies to maintain core operational functions while maintaining and updating technology across their enterprises. We believe the federal government will need to rely heavily on technology service providers that have experience with government legacy systems, can sustain mission-critical operations and have the required government security clearances to deploy qualified personnel in classified environments. In addition, with active engagements in Iraq and Afghanistan, our Defense customers need to focus their internal resources on combat operations and are turning to contractors for many support operations such as logistics.

➢	Inherent Weaknesses of Federal Personnel Systems

The fundamental design of U.S. military and federal civil service personnel systems creates the need for industry support as well as provides a key source of talent. The government biases its compensation system towards retirement benefits and offers relatively early opportunities to retire. Retiring government employees are often at the prime of their careers and offer an attractive labor pool to industry. Moreover, the military service and to a certain extent the civil service aim to create well-rounded generalists, which requires their best talent to change jobs every 18 months to three years. This practice effectively trains senior officers and executives, but it creates a void of deep domain and technical expertise that is often filled by industry. Retired military and government workers are attracted to these positions because they offer long-term stability and a compensation strategy based on take-home pay. The federal government faces a growing number of retirement-eligible employees over the next ten years as the baby-boom generation ages, and industry will benefit from this growing talent pool.

Strategy

Innolog Holdings Corporation was formed for the purpose of operating, acquiring and enhancing complementary companies that provide services primarily to federal government entities.  Our primary subsidiary, Innovative Logistics Techniques, Inc. (“Innovative”) brings leading edge, process oriented thinking to government customers by providing logistics, supply chain management and engineering solutions to the U.S. military, civilian agencies and state and local governments.  The vision of Innolog Holdings Corporation is to:

1)	Grow the best in breed logistics, engineering, supply chain and asset management businesses.

a)
Innolog Holdings and Innovative are focused on organically growing the existing service offering by continuing to offer world class, highly effective services to their current customer bases.  Our experience shows that by providing highly effective contracting programs, the result is additional work and deeper penetration among the current customer base. Additionally, strong historic results and existing technical expertise (known as “Qualifications” or “Quals” for short) are highly effective tools in soliciting new business with new customers across the Department of Defense and civilian government agencies.

2)	Introduce government healthcare services and other complementary capabilities to the Department of Defense, other government agencies and the civilian market.

a)
We are currently utilizing this strategy to expand our core logistics business into the government healthcare services space, initially targeting the logistical and tracking needs of the U.S. Department of Veterans Affairs.  We began this process through a joint marketing relationship with JONA, Inc.  JONA is a healthcare focused firm providing multiple healthcare management solutions to both government healthcare customers and civilian healthcare systems.  Our core expertise in logistics and asset management can also be applied to other agencies outside of the Department of Defense. Over time, Innolog may offer further strategic services across multiple industry sectors, directly or through additional joint ventures.

3)	Make strategic acquisitions of other small and midsized defense contractors.

a)
Innolog Holdings Corporation is actively seeking acquisitions of defense contractors that offer complementary or supplementary services in the federal marketplace.  Acquisitions will be focused on government contractors providing logistics, supply chain management, asset management, engineering services, and government healthcare services.  We will focus our efforts on companies that are headquartered in the Washington, D.C. metropolitan area and are cash flow breakeven or cash flow positive.  Further, we are initially looking for companies with $5 to $15 million in revenue, although that criteria will change as the Company grows.  Finally, we are looking for companies that can bring top quality management to augment our existing management team.

Customers

We provide logistics, systems engineering, information services and supply chain management services to government customers including multiple customers in the defense sector as well as the civil and commercial sectors.  Within the defense sector, present and past customers include the Army Material Command, Office of Naval Research & Naval Research Laboratory, Department of State, Department of Homeland Security, Defense Logistics Agency, U.S. Coast Guard, U.S. Army TACOM Life Cycle Command, Army Sustainment Command, Naval Air Warfare Center, SPAWAR System Center and TRANSCOM, among others.  Civil and commercial customers have included the FDIC, U.S. Census Bureau, Smithsonian Institute, Department of Treasury and the General Services Administration among others.  The Company also provides services to other government industry customers, providing services primarily under subcontracting and teaming agreements with such companies as Lockheed Martin, CACI, Computer Sciences Corporation, Northrop Grumman, Boeing, Battelle Memorial Institute, Mantech International and others.  In 2009, no single customer represented more than 21% of total sales. The single largest customer in 2009 was TACOM which generated approximately 20% of total sales.  In 2010, no single customer represented more than 30% of 2010 sales. The single largest customer through December 31, 2010 was Navy Research Laboratory which generated approximately 29% of total sales.

Quality Control

Innovative Logistics Techniques is committed to providing customers quality logistics solutions enhanced by the targeted application of advanced technology through the development and continual improvement of our quality management system.  Innolog is certified to ISO-9000, the International Standard for a Quality Management System.  The ISO-9000 certification is based on a business common sense, documented system focused on consistency, reliability and improving the way a business operates.  Maintaining this certification demonstrates to customers the Company’s commitment to quality.

Competition

Our key competitors currently include divisions of large defense contractors as well as mid-size and small defense contractors with specialized capabilities.  Such competitors include Computer Sciences Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation, Unisys Corporation, Camber Corporation, Metters Industries, Binary Consulting, and Calibre Systems.  Because of the diverse requirements of U.S. government customers and the highly competitive nature of large procurements, corporations frequently form teams to pursue contract opportunities. The same companies listed as competitors will, at times, team with us, subcontract to us or ask that we subcontract to them in the pursuit of new business. We believe that the major competitive factors in our market are distinctive technical competencies, successful past contract performance, intelligence and military work experience, price of services, reputation for quality and key management with domain expertise.

Marketing, Advertising and Promotional Activities

We currently use web-based promotion tools on our websites and ‘leave behind’ brochures and capability briefings to educate potential customers on the value and service we provide.    Once we have the funds needed to do so, we plan to participate in the industry’s leading trade shows and to use radio and print advertising and other marketing tools, to raise awareness of Innolog Holdings Corporation.  We also plan to use future capital-raising activities and cash generated from operations for acquisitions, marketing and promotions in an effort to build brand awareness, improve marketing efficiencies and reduce customer acquisition costs.

Intellectual Property Rights

While employing proprietary workplace methodologies and implementation procedures, Innolog Holdings Corporation and its subsidiaries do not own or maintain any patents, trademarks or copyrights.  All employees are required to sign inventions assignment and proprietary information agreements.

Employees

Innolog Holdings Corporation along with its operating subsidiary, Innovative Logistics Techniques, Inc., has approximately 40 full-time employees.   In addition, the Company employs a number of part-time employees, contractors and consultants.  Of our overall employee base, approximately 50% hold ‘Secret’ security clearances and an additional 23% hold Top Secret level clearances.  The Company is not affiliated with any union or collective bargaining agreement. Management believes that its relationship with our employees is good.

Item 1A.                  Risk Factors

RISKS RELATED TO CHANGES IN ECONOMIC AND POLITICAL CLIMATE

Current or worsening economic conditions could adversely affect our business.

The United States and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects, including the disruption of global financial markets. Some, but not all, of the possible effects of these economic events are outlined in the risk factors described below, including those relating to levels and priorities of federal and state spending, access to capital and credit markets, effects on commercial and other clients, and potential impairment of our goodwill and other long-lived assets. Although governments worldwide, including the federal government of the United States, have initiated actions in response to the current situation, we are unable to predict the impact, severity, and duration of these economic conditions. The economic environment or related factors may adversely impact our business, financial condition, results of operations, cash flows, and/or stock price.

The combination of the adverse economic climate and challenges faced by federal and state governments could result in changes in spending priorities and adversely affect our ability to grow or maintain our revenues and profitability.

The combination of the challenging economic climate, related budgetary pressures at the federal and state levels, the wide range of issues facing the current presidential administration in the United States (that may result in spending policies that are disadvantageous to us, including regulatory reform), and changes in the composition of the U.S. Congress may affect agencies, departments, projects, or programs we currently support, or that we may seek to support in the future. The programs and projects we support must compete with other programs and projects for consideration during budget formulation and appropriation processes, and may be affected by the general economic conditions. Budget decisions made in this environment are difficult to predict and may have long-term consequences for certain programs and projects. We believe that many of the programs and projects we support are a high priority, and that changing priorities may present opportunities for us, but there remains the possibility that one or more of the programs and projects we support will be reduced, delayed, or terminated. Reductions in, or delays or terminations of, any of the existing programs or projects we support, or of anticipated programs and projects, unless offset by other programs, projects, or opportunities, could adversely affect our ability to grow or maintain our revenues and profitability. We are focused on meeting these challenges and taking advantage of related opportunities. If we are not successful in this effort, we may not be able to grow or maintain our revenues and profitability.

Recent levels of market volatility are unprecedented and adverse capital and credit market conditions may affect our ability to access cost-effective sources of funding.

The capital and credit markets recently have been experiencing extreme volatility and disruption. Liquidity has contracted significantly, borrowing rates have varied significantly, and borrowing terms have become more restrictive. Historically, we have believed that we could access these markets to support our business activities, including operations, acquisitions, and refinancing debt. In the future, we may not be able to obtain credit or capital market financing (such as through equity offerings) on acceptable terms, or at all, which could have an adverse effect on our financial position, results of operations, and cash flows. In addition, the state of the capital and credit markets could also affect other entities with which we do business, including our commercial and other clients and our suppliers, subcontractors, and team members, which could also have an adverse effect on our financial position, results of operations, and cash flows.

RISKS RELATED TO OUR INDUSTRY

We rely substantially on government clients for our revenue, and government spending priorities may change in a manner adverse to our business.

Currently, we derive 100% of our revenue directly or indirectly (through subcontracts with U.S. government prime contractors) from contracts with federal and state government agencies and departments.  Virtually all of our major government clients have experienced reductions in budgets at some time, often for a protracted period, and we expect similar reductions in the future. Expenditures by our federal clients may be restricted or reduced by presidential or congressional action or by action of the Office of Management and Budget or otherwise limited. In addition, many states are not permitted to operate with budget deficits, and nearly all states face considerable challenges in balancing budgets that anticipate reduced revenues. In such a situation, a state which has recently been dealing with a multi-billion-dollar budget deficit, may delay some payments due to us, may eventually fail to pay what they owe us, and may delay some programs and projects. For some clients, we may face an unwelcome choice: turn down (or stop) work with the risk of damaging a valuable client relationship, or perform work with the risk of not getting paid in a timely fashion or perhaps at all. For a discussion of the risks associated with incurring costs before a contract is executed or appropriately modified, see “Risks Related to Our Business—We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not subsequently signed or we are not paid for our work, our revenue and profit will be reduced.”

Federal, state, and local elections could also affect spending priorities and budgets at all levels of government, and the current national and worldwide economic downturn may result in changes in government priorities in ways that could be disadvantageous to us. For example, addressing the financial crisis and economic downturn has required the use of substantial government resources, which may lower the amounts available for agencies, departments, projects, or programs we support. In addition, some governments may not have sufficient resources to continue spending at previous levels. A decline in expenditures, or a shift in expenditures away from agencies, departments, projects, or programs that we support, whether to pay for other programs or projects within the same or other agencies or departments, to reduce budget deficits, to fund tax reductions, or for other reasons, could materially adversely affect our business, prospects, financial condition, or operating results. Moreover, the perception that a cut in appropriations or spending may occur, such as the recent proposal by the President to limit certain spending, could adversely affect investor sentiment about our stock and cause our stock price to fall.

The failure of Congress to approve budgets in a timely manner for the federal agencies and departments we support could delay and reduce spending and cause us to lose revenue and profit.

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, it typically enacts a continuing resolution. Continuing resolutions generally allow federal agencies and departments to operate at spending levels based on the previous budget cycle. When agencies and departments must operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve budgets in a timely manner can result in the loss of revenue and profit in the event federal agencies and departments are required to cancel or change existing or new initiatives, or the deferral of revenue and profit to later periods due to delays in implementing existing or new initiatives. The budgets of many of our state and local government clients are also subject to similar budget processes, and thus subject us to similar risks and uncertainties.

Our failure to comply with complex laws, rules, and regulations relating to government contracts could cause us to lose business and subject us to a variety of penalties.

We must comply with laws, rules, and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our government clients and impose added costs on our business. Each government client has its own laws, rules, and regulations affecting its contracts. Among the more significant strictures affecting federal government contracts are:

•
the Federal Acquisition Regulation, and agency regulations analogous or supplemental to it, which comprehensively regulate the formation, administration, and performance of federal government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with some contract negotiations;

•
the Procurement Integrity Act, which, among other things, defines standards of conduct for those attempting to secure federal contracts, prohibits certain activities relating to federal procurements, and limits the employment activities of certain former federal employees;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to payment under federal contracts; and

•
laws, rules and regulations restricting (i) the use and dissemination of information classified for national security purposes, (ii) the exportation of specified products, technologies, and technical data, and (iii) the use and dissemination of sensitive but unclassified data.

The federal government and other governments with which we do business or may do business in the future may in the future change their procurement practices or adopt new contracting laws, rules, or regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Any failure to comply with applicable federal, state, or local strictures could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and even state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and the value of our stock. Failure to abide by laws applicable to our work for governments outside the United States, should we engage in such activity, could have similar effects. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

The federal government and many states audit and review our contract performance, pricing practices, cost structure, financial responsibility, and compliance with applicable laws, regulations, and standards. Like most major government contractors, we have our business processes, financial information, and government contracts audited and reviewed on a continual basis by federal agencies, including the Defense Contract Audit Agency. Audits, including audits relating to companies we have acquired or may acquire or subcontractors we have hired or may hire, could raise issues that have significant adverse effects on our operating results. For example, audits could result in substantial adjustments to our previously reported operating results if costs that were originally reimbursed, or that we believed would be reimbursed, are subsequently disallowed, or if invoices that have been paid, or that we expected to be paid, are subsequently rejected, or otherwise not paid in full. In addition, cash we have already collected may need to be refunded, past and future operating margins may be reduced, and we may need to adjust our practices, which could reduce profit on other past, current, and future contracts. Moreover, a government agency could withhold payments due to us under a contract pending the outcome of any investigation with respect to a contract or our performance under it.

If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and even state and local government agencies and departments. We may also lose business if we are found not to be sufficiently financially responsible. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether or not true. Federal DCAA audits have been completed on our incurred contract costs through 2005; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts.

If significant civil or criminal penalties or administrative sanctions are imposed on us or if the federal or state governments otherwise cease doing business with us or significantly decrease the amount of business they do with us, our revenue and operating results would be materially harmed.

Our government contracts contain provisions that are unfavorable to us and permit our government clients to terminate our contracts partially or completely at any time prior to completion.

Our government contracts contain provisions not typically found in commercial contracts, including provisions that allow our clients to terminate or modify these contracts at the government’s convenience upon short notice. If a government client terminates one of our contracts for convenience, we may only bill the client for work completed prior to the termination, plus any project commitments and settlement expenses the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. If a government client were to terminate, decline to exercise an option under, or curtail further performance under one or more of our significant contracts, our revenue and operating results would be materially harmed.

Adoption of new procurement practices or contracting laws, rules, and regulations and changes in existing procurement practices or contracting laws, rules, and regulations could impair our ability to obtain new contracts and cause us to lose revenue and profit.

In the future, the federal government may change its procurement practices or adopt new contracting laws, rules, or regulations that could cause its agencies and departments to curtail the use of services firms or increase the use of companies with a “preferred status,” such as small businesses. For example, legislation restricting the procedure by which services are outsourced to federal contractors has been proposed in the past, and if such legislation were to be enacted, it would likely reduce the amount of services that could be outsourced by the federal government. Any such changes in procurement practices or new contracting laws, rules, or regulations could impair our ability to obtain new contracts and materially reduce our revenue and profit. Other government clients could enact changes to their procurement laws and regulations that could have similar adverse effects on us.

In addition, our business activities may be or may become subject to international, foreign, U.S., state, or local laws or regulatory requirements that may limit our strategic options and growth and may increase our expenses and reduce our revenue and profit, negatively affecting the value of our stock. We generally have no control over the effect of such laws or requirements on us and they could affect us more than they affect other companies.

RISKS RELATED TO OUR BUSINESS

We may be unable to continue as a going concern.

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  We generated a net loss of $5,795,350 and used cash in operating activities of $367,453 for the year ended December 31, 2010.  At this date, we had negative working capital of $8,374,691.  At December 31, 2010 we had an accumulated deficit of $9,240,585 and our total stockholders’ deficiency was $8,326,637. There are many claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

Our ability to continue as a going concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our lenders, our ability to control and reduce our expenses and our ability to raise equity or debt financing as we need it. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.  We may never be profitable. The report from the Company’s independent registered public accounting firm relating to the December 31, 2010 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

We depend on contracts with federal agencies and departments for a substantial portion of our revenue and profit, and our business, revenue, and profit levels could be materially and adversely affected if our relationships with these agencies and departments deteriorate.

We derive 100% of our revenue directly or indirectly (through subcontracts with U.S. government prime contractors) from contracts with the federal government.  We believe that federal contracts will continue to be a significant source of our revenue for the foreseeable future.

Because we have a large number of contracts with our clients, we continually bid for and execute new contracts, and our existing contracts continually become subject to recompetition and expiration. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that the requirements those expiring contracts were satisfying will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set aside for small business), or that we will be successful in any such re-procurements. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results will be materially harmed.

Among the key factors in maintaining our relationships with government agencies and departments (and other clients) are our performance on individual contracts, the strength of our professional reputation, and the relationships of our managers with client personnel. We expect disagreements and performance issues with clients to arise from time to time. To the extent that such disagreements arise, our performance does not meet client expectations, our reputation or relationships with one or more key clients are impaired, or one or more important client personnel leave their employment, are transferred to other positions, or otherwise become less involved with our contracts, our revenue and operating results could be materially harmed. Our reputation could also be harmed if we work on or are otherwise associated with a project that receives significant negative attention in the news media or otherwise for any reason.

Our dependence on GSA Schedule and other IDIQ contracts creates the risk of increasing volatility in our revenue and profit levels.

We believe that one of the key elements of our success is our position as a prime contractor under GSA Schedule contracts and other IDIQ contracts. As these types of contracts have increased in importance over the last several years, we believe our position as a prime contractor has become increasingly important to our ability to sell our services to federal clients. However, these contracts require us to compete for each delivery order and task order, rather than having a more predictable stream of activity and, therefore, revenue and profit, during the term of a contract. There can be no assurance that we will continue to obtain revenue from such contracts at these levels, or in any amount, in the future. To the extent that federal agencies and departments choose to employ GSA Schedule and other contracts encompassing activities for which we are not able to compete or provide services, we could lose business, which would negatively affect our revenue and profitability.

We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could materially and adversely affect our revenue and operating results.

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based on factors such as the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to exercise its renewal options. In addition, federal contracts rely on congressional appropriation of funding, which is typically provided only partially at any point during the term of federal contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency to the contract. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period is likely to be inaccurate because the receipt and timing of this revenue often depends on subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog and backlog related to IDIQ contracts. Further, the actual receipt of revenue on engagements included in backlog may never occur or the amount or timing of such revenue may change because client priorities could change, a program or project schedule could change, the program or project could be canceled, the government agency or other client could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified, or terminated. Although we adjust our backlog periodically to reflect modifications to or renewals of existing contracts, awards of new contracts, or approvals of expenditures, if we fail to realize revenue corresponding to our backlog, our revenue and operating results could be materially adversely affected.

Because much of our work is performed under task orders, delivery orders, and short-term assignments, we are exposed to the risk of not having sufficient work for our staff, which can affect revenue and profit.

We perform some of our work under short-term contracts. Even under many of our longer-term contracts, we perform much of our work under individual task orders and delivery orders, many of which are awarded on a competitive basis. If we cannot obtain new work in a timely fashion, whether through new contracts, task orders, or delivery orders, modifications to existing contracts, task orders, or delivery orders, or otherwise, we may not be able to keep our staff profitably utilized. It is difficult to predict when such new work or modifications will be obtained. Moreover, we need to manage our staff utilization carefully to ensure that those with appropriate qualifications are available when needed and that staff do not have excessive down-time when working on multiple projects, or as projects are beginning or nearing completion. There can be no assurance that we can profitably manage the utilization of our staff. In the short run, our costs are relatively fixed, so sub-optimal staff utilization hurts revenue, profit, and operating results.

Loss of key members of our senior operating leadership team could impair our relationships with clients and disrupt the management of our business.

Although the depth of our organization has grown in recent years, we believe that our success depends on the continued contributions of the members of our senior operating leadership. We rely on our senior leadership to generate business and manage and execute projects and programs successfully. In addition, the relationships and reputation that many members of our operating leadership team have established and maintain with client personnel contribute to our ability to maintain good client relations and identify new business opportunities. Apart from our most senior executive officers, we do not generally have agreements with members of our operating leadership providing for a specific term of employment. The loss or rumored loss of any member of our senior operating leadership could adversely affect our stock price.

If we fail to attract and retain skilled employees, we will not be able to continue to win new work, staff engagements, and maintain and grow our business.

We must continue to hire significant numbers of highly qualified individuals who have technical skills and who work well with our clients. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff engagements and to maintain and grow our business could be limited. In such a case, we may be unable to win or perform contracts, and we could be required to engage larger numbers of subcontractor personnel, any of which could adversely affect our revenue, profit, operating results, and reputation. We could even default under one or more contracts for failure to perform properly in a timely fashion, which could expose us to additional liability and further harm our reputation and ability to compete for future contracts. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutes, or otherwise staff our work, the client may reduce the size and scope of our engagement under a contract or terminate it, and our revenue and operating results may suffer.

Growing through acquisitions is a key element of our business strategy, and we are constantly reviewing acquisition opportunities. These activities may involve significant costs, be disruptive, or not be successful. These activities may divert the attention of management from existing operations and initiatives.

One of our principal growth strategies is to make selective acquisitions. We believe pursuing acquisitions actively is necessary for a public company of our size in our business. As a result, at any given time, we may be evaluating several acquisition opportunities. We may also have outstanding, at any time, one or more expressions of interest, agreements in principle, letters of intent, or similar agreements regarding potential acquisitions, which are subject to completion of due diligence and other significant conditions, as well as confidentiality agreements with potential acquisition targets. Our experience has been that potential acquisition targets demand confidentiality as a matter of course and allow relatively little due diligence before entering into a preliminary agreement in principle. We insist on including due diligence and other conditions in such preliminary agreements and engage in due diligence prior to executing definitive agreements regarding potential acquisitions. We find that potential acquisitions subject to preliminary agreements in principle often are not consummated, or are consummated on terms materially different than those to which the parties initially agreed. Accordingly, our normal practice is not to disclose potential acquisitions until definitive agreements are executed and, in some cases, material conditions and precedent are satisfied.

When we are able to identify an appropriate acquisition candidate, we may not be able to negotiate the price and other terms of the acquisition successfully or finance the acquisition on terms satisfactory to us. Our out-of-pocket expenses in identifying, researching, and negotiating potential acquisitions has been and will likely continue to be significant, even if we do not ultimately acquire identified businesses. In addition, negotiations of potential acquisitions and the integration of acquired business operations may divert management attention away from day-to-day operations and may reduce staff utilization and adversely affect our revenue and operating results.

When we undertake acquisitions, they may present integration challenges, fail to perform as expected, increase our liabilities, and/or reduce our earnings.

When we complete acquisitions, it may be difficult and costly to integrate the acquired businesses due to differences in the locations of personnel and facilities, differences in corporate cultures, disparate business models, or other reasons. If we are unable to integrate companies we acquire successfully, our revenue and operating results could suffer. In addition, we may not be successful in achieving the anticipated cost efficiencies and synergies from these acquisitions, which could include offering our services to existing clients of acquired companies or offering the services of acquired companies to our existing clients to increase our revenue. In fact, our costs for managerial, operational, financial, and administrative systems may increase and be higher than anticipated. We may also experience attrition, including key employees of acquired and existing businesses, during and following integration of an acquired business into our Company. We could also lose business during any transition, whether related to this attrition or caused by other factors. Any attrition or loss of business could adversely affect our future revenue and operating results and prevent us from achieving the anticipated benefits of the acquisition. In addition, acquisitions of businesses or other material operations may require additional debt or equity financing or both, resulting in additional leverage or dilution of ownership, or both.

Businesses we acquire may have liabilities or adverse operating issues, or both, that we fail to discover through due diligence or the extent of which we underestimate prior to the acquisition. These liabilities and/or issues may include failure to comply with, or other violations of, applicable laws, rules, or regulations or contractual or other obligations or liabilities. We, as the successor owner, may be financially responsible for, and may suffer harm to our reputation and otherwise be adversely affected by, such liabilities and/or issues. An acquired business also may have problems with internal controls over financial reporting, which could in turn lead us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, issues, and/or disruptions associated with any of our past acquisitions or any future acquisitions could harm our operating results.

As a result of future acquisitions, we may accumulate substantial amounts of goodwill and intangible assets.  Any changes in business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

Our acquisition of Innovative was accounted for as purchase and involved a purchase price well in excess of tangible asset values, resulting in the creation of goodwill and other intangible assets. We plan to continue acquiring businesses if and when opportunities arise, further increasing our intangible assets. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of earnings like we did with Innovative.

We face intense competition from many firms that have greater resources than we do, as well as from smaller firms that have narrower service offerings and serve niche markets. This competition could result in price reductions, reduced profitability, and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts, task orders, and delivery orders. If we are unable to compete successfully for new business, our revenue and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. We also have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Our competitors may be able to compete more effectively for contracts and offer lower prices to clients, causing us to lose contracts, as well as lowering our profit or even causing us to suffer losses on contracts that we do win. Some of our subcontractors are also competitors, and some of them may in the future secure positions as prime contractors, which could deprive us of work we might otherwise have won under such contracts. On contracts where we are a subcontractor, the prime contractors or our teaming partners may also deprive us of work we might otherwise have performed. Our competitors may be able to provide clients with different and greater capabilities and benefits than we can provide in areas such as technical qualifications, past performance on relevant contracts, geographic presence, ability to keep pace with the changing demands of clients, and the availability of key personnel. Our competitors also have established or may establish relationships among themselves or with others, or may, through mergers and acquisitions, increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. In addition, our competitors may also be able to offer higher prices for acquisition candidates, which could harm our strategy of growing through selected acquisitions.

We derive significant revenue from contracts awarded through a competitive bidding process, which can impose substantial costs on us, and we will lose revenue if we fail to compete effectively.

We derive significant revenue from contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;

•	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;

•
the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, and the risk that such protests or challenges could result in the requirement to resubmit bids, and in the termination, reduction, or modification of the awarded contracts; and

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

To the extent we engage in competitive bidding and are unable to win particular contracts, we not only incur substantial costs in the bidding process that negatively affect our operating results, but we may lose the opportunity to operate in the market for the services provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed or we may even suffer losses as a result of the costs incurred through the bidding process and the need to lower our prices to overcome competition.

We may lose money on some contracts if we underestimate the resources we need to perform under them.

We provide services to clients primarily under three types of contracts: time-and-materials contracts; cost-based contracts; and fixed-price contracts. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract, which would adversely affect our operating results.

•
Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses, and we assume the risk that our costs of performance may exceed the negotiated hourly rates.

•
Under our cost-based contracts, which frequently cap many of the various types of costs we can charge and which impose overall and individual task order or delivery order ceilings, we are reimbursed for certain costs incurred, which must be allowable and at or below the caps under the terms of the contract and applicable regulations. If we incur unallowable costs in the performance of a contract, the client will not reimburse those costs, and if our allowable costs exceed any of the applicable caps or ceilings, we will not be able to recover those costs. Under some cost-based contracts, we receive no fees.

•
Under fixed-price contracts, we perform specific tasks for a set price. Compared to cost-plus-fee contracts and time-and-materials contracts, fixed-price contracts involve greater financial risk because we bear the full impact of cost overruns.

In order to determine the appropriate revenue to recognize on our contracts in each accounting period, we must use judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. From time to time, facts develop that require us to revise our estimated total costs and revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, our operating results could be affected by revisions to prior accounting estimates.

Systems or service failures could interrupt our operations, leading to reduced revenue and profit.

Any interruption in our operations or any systems failures, including, but not limited to: (i) inability of our staff to perform their work in a timely fashion, whether caused by limited access to, or closure of, our or our clients’ offices or otherwise; (ii) failure of network, software, or hardware systems; and (iii) other interruptions and failures, whether caused by us, subcontractors, team members, third-party service providers, unauthorized intruders or hackers, computer viruses, natural disasters, power shortages, terrorist attacks, or otherwise, could cause loss of data and interruptions or delays in our business or that of our clients, or both. In addition, failure or disruption of mail, communications, or utilities could cause an interruption or suspension of our operations or otherwise harm our business.

If we fail to meet client expectations or otherwise fail to perform our contracts properly, the value of our stock could decrease.

We could lose revenue, profit, and clients, and be exposed to liability if we have disagreements with our clients or fail to meet their expectations. We create, implement, and maintain solutions that are often critical to our clients’ operations, and the needs of our clients are rapidly changing. Our ability to secure new work and hire and retain qualified staff depends heavily on our overall reputation, as well as the individual reputations of our staff members. Perceived poor performance on even a single contract could seriously impair our ability to secure new work and hire and retain qualified staff. In addition, we have experienced, and may experience in the future, some systems and service failures, schedule or delivery delays, and other problems in connection with our work.

Moreover, a failure by one or more of our subcontractors to perform satisfactorily the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by subcontractors and may have exposure as a result of problems caused by subcontractors. In addition, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required and could otherwise increase our costs. Such disputes and problems with subcontractors could, among other things, cause us to lose future contracts, suffer negative publicity, or otherwise incur liability for performance deficiencies we did not create. In turn, these negative outcomes could have a material adverse effect upon our operations, our financial performance, and the value of our stock.

Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for federal clients, which could cause us to lose business.

Some federal contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. The federal government has the right to grant and terminate such clearances. If our employees lose or are unable to obtain needed security clearances in a timely manner, or we lose or are unable to obtain a needed facility clearance in a timely manner, federal clients can limit our work under or terminate some contracts. To the extent we cannot obtain the required facility clearances or security clearances for our employees or we fail to obtain them on a timely basis, we may not derive our anticipated revenue and profit, which could harm our operating results. In addition, a security breach relating to any classified or sensitive but unclassified information entrusted to us could cause serious harm to our business, damage our reputation, and result in a loss of our facility or individual employee security clearances.

Our relations with other contractors are important to our business and, if disrupted, could cause us damage.

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects, or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, result in a reduction of the amount of our work under or termination of that contract or other contracts, and cause us not to obtain future work, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue and profit in the foreseeable future. Moreover, our revenue and operating results could be materially and adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not subsequently signed or we are not paid for our work, our revenue and profit will be reduced.

When circumstances warrant, we sometimes incur expenses and perform work without a signed contract or appropriate modification to an existing contract to cover such expenses or work. When we do so, we are working “at-risk,” and there is a chance that the subsequent contract or modification will not ensue, or if it does, that it will not allow us to be paid for expenses already incurred, work already performed, or both. In such cases, we have generally been successful in obtaining the required contract or modification, but any failure to do so in the future could affect our operating results.

As we develop new services, new clients, new practices, and enter new lines of business, our risk of making costly mistakes increases.

We currently assist our clients both in advisory capacities and by helping them implement and improve solutions to their problems. As part of our corporate strategy, we are attempting to sell more services, and searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new practice areas, into new lines of business, and into new geographic locations. As we change our focus toward implementation and improvement; attempt to develop new services, new clients, new practice areas, and new lines of business; open new offices; and do business in new geographic locations, those efforts could harm our results of operations and could be unsuccessful.

Efforts involving a different focus, new services, new clients, new practice areas, new lines of business, new offices, or new geographic locations entail inherent risks associated with inexperience and competition from other participants in those areas. Our inexperience may result in costly decisions that could harm our profit and operating results. In particular, implementation services often relate to development and implementation of critical infrastructure or operating systems that our clients view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us.

Claims in excess of our insurance coverage could harm our business and financial results.

When entering into contracts with clients, we attempt, where feasible and appropriate, to negotiate indemnification protection from our clients, as well as monetary limitation of liability for professional acts, errors, and omissions, but it is not always possible to do so. In addition, we cannot be sure that these contractual provisions will protect us from liability for damages if action is taken against us. Claims against us, both under our client contracts and otherwise, have arisen in the past, exist currently, and will arise in the future. These claims include actions by employees, clients, and others. We have various policies and programs in the health and safety area, but they may not prevent harm to employees, clients, and others. Our insurance coverage may not be sufficient to cover all the claims against us, insurance may not continue to be available on commercially reasonable terms in sufficient amounts to cover such claims, or at all, and our insurers may disclaim coverage as to any or all such claims and otherwise may be unwilling or unable to cover such claims. The successful assertion of any claim or combination of claims against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs, harm our reputation, and be a distraction to management.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in technology use by our clients is not as rapid as in the past.

Our success depends, partly, on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. In addition, the costs we incur in anticipation or response may be substantial and may be greater than we expect, and we may never recover these costs. Also, our clients and potential clients may slow the growth in their use of technology, or technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our revenue or profits or ability to obtain and complete client engagements successfully.

Moreover, we use technology-enabled tools to differentiate us from our competitors and facilitate our service offerings that do not require the delivery of technology services or solutions. If we fail to keep these tools current and useful, our ability to sell and deliver our services could suffer, and so could our operating results.

Various GSA Schedules and Contract vehicles are required to win contracts and task orders from the federal government.  The loss of or failure to renew any or all of these schedules and vehicles could materially adversely affect our business.

We hold GSA Schedules and IDIQ contracts with the federal government.  The government can elect to suspend our eligibility to win task orders under the vehicles and schedules.  The loss of or suspension of any such contracts or GSA Schedule would materially adversely affect our business.

Our inability to obtain capital, use internally generated cash, or use   shares of our common stock or debt to finance future expansion efforts could   impair the growth and expansion of our business.

Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of common stock to consummate expansions will depend on our market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using shares of common stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use common stock to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (i) obtain additional capital on acceptable terms, (ii) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (iii) use shares of common stock to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement and negatively impact our stock price.

Our obligations under our credit facility are secured by our  assets. Thus, if the lending group forecloses on its security interest, we may have to liquidate some or all of our assets, which may cause us to curtail or cease operations.

Our obligations under our current loan and security agreement are secured by all of our assets. If we default under the credit facility, we could be required to repay all of our borrowings thereunder.   As of  December 31, 2010, we owe approximately $1,500,000 under the agreement. In addition, the lender could foreclose its security interest and liquidate some or all of our assets, which could cause us to curtail or cease operations.

Because of our lack of working capital and available financing and our inability to receive progress payments, we may require additional funding for us to continue our operations.

At December 31, 2010, our working capital deficit was approximately $(8.4) million.  Included in working capital is approximately $741 thousand of contract costs accounts receivables. This amount represents work performed and services rendered pursuant to government contracts. For almost all of our government contracts, we do not receive interim progress payments.  As a result, we must finance the cost of the work over the length of the contract, which can continue, in some cases, for more than a year. If we are not able to obtain necessary financing, we may be unable both to meet our obligations under our existing contracts and to obtain additional contracts, which could impair our business and could result in a cessation of business.

Our operations are cash intensive, and our business could be adversely affected if we fail to obtain sufficient levels of working capital.

We expend a significant amount of cash in our operations. We generally fund most of our working capital requirements out of cash flow generated from operations and other borrowings. If we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivables, or if we are unable to borrow additional funds ,we may not have sufficient cash flow to fund our operating costs, and our business could be adversely affected.

Our operating results may fluctuate from period to period, and if we fail to meet market expectations for a particular period, our share price may decline.

Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors, including potential loss of contracts due to government cutbacks. Our production and sales are generally lower in the winter due to weather conditions and holiday activities. Interim reports may not be indicative of our performance for the year or our future performance, and period-to-period comparisons may not be meaningful due to a number of reasons beyond our control. We cannot assure you that our operating results will meet the expectations of market analysts or our investors. If we fail to meet their expectations, there may be a decline in our share price.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We are currently required to provide an assessment of our internal controls over financial reporting. The process of strengthening our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results and has caused us to fail to meet our reporting obligations. Our auditors have identified  material weaknesses in our internal controls. The disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on a national securities exchange, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Costs incurred because we are a public company may affect our profitability.

As a public company, we incur significant legal, accounting and other expenses, and we are subject to the SEC’s rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, require changes in corporate governance practices of public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we will be required to create board committees and adopt policies regarding internal controls and disclosure controls and procedures. Such additional reporting and compliance costs may negatively impact our financial results. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. Some members of our management team have limited or no experience operating a company with securities traded or listed on an exchange, or subject to SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly traded company. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our stock price is volatile and could decline.

The stock market in general has been highly volatile.   The market price of our common stock is likely to be volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this “Risk Factors” section and others, such as:

•	statements or actions by clients, government officials (even if they are not our clients), securities analysts, or others;

•	changes in analysts’ recommendations or projections;

•	differences between our actual financial or operating results and those expected by investors or analysts;

•	failure by Congress or other governmental authorities to approve budgets in a timely fashion;

•	federal or state government or other clients’ priorities or spending, both generally or by our particular clients;

•	changes in general economic or market conditions;

•	military or other actions related to international conflicts, wars, or otherwise;

•	changes or perceived changes in the professional services industry in general or the government services industry in particular;

•	strategic decisions by us or our competitors, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	the operating results of other companies in our industry;

•	the liquidity of our stock;

•	commencement, completion, or termination of contracts, any of which can cause us to incur significant expenses without corresponding payments or revenue, during any particular quarter;

•	changes in our staff utilization rates, which can be caused by various factors outside our control, including inclement weather that prevents our staff from traveling to work sites;

•	timing of significant costs or investments, such as bid and proposal costs or the costs involved in planning, making, or integrating acquisitions;

•	variations in purchasing patterns under our contracts; and/or

•	our contract mix or the extent we use subcontractors, or changes in either.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Additional shares of our common stock could be offered or distributed in the future, which could cause our common stock price to decline significantly.

Our common stock price might decline as a result of sales of shares pursuant to subsequent offerings. We also may issue common or preferred equity in the future, in addition to shares of common stock sold in connection with the acquisition of businesses or assets, to further reduce outstanding debt, or for general corporate purposes, and we expect to continue to offer shares of our common stock to our employees and directors. If we issue new equity securities our stock price might decline as a result, and holders of any new preferred equity securities may have rights, preferences, and privileges senior to those of holders of our common stock.

No cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we may not have sufficient funds legally available to pay dividends. Even if funds are legally available for distribution, we may nevertheless decide not to or may be unable to pay any dividends. We intend to retain all earnings for our company’s operations. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell our common stock and may lose some or all of the amount of your investment. Any determination to pay dividends in the future on our common stock will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that our board of directors deems relevant.  Our Series A Convertible Preferred Stock is not subject to this provision and is entitled to distributions of 10% of our net income, if any, annually.  At December 31, 2010 we had 37,394,758 shares of Series A Convertible Preferred Stock outstanding.

Nevada law may inhibit potential acquisition bids and other actions that you and other stockholders may consider favorable, and the market price of our common stock may be lower as a result.

We are subject to the anti-takeover provisions of Sections 78.378 -78.3793 of the Nevada Revised Statutes, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals; delay or prevent a change-in-control transaction; discourage others from making tender offers for our common stock; and/or prevent changes in our management.

We indemnify our officers and members of the board of directors under certain circumstances. Such provisions may discourage stockholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited you and other stockholders. In addition, your investment in our stock may be adversely affected to the extent that we pay the costs of settlement and damage awards against our officers or directors pursuant to such provisions.

If you invest in our common stock, you could experience substantial dilution.

We have offered, and we expect to continue to offer, stock to our employees and directors. Additional options may be granted to employees and directors in the future.

In addition, we may be required, or could elect, to seek additional equity financing in the future or to issue preferred or common stock to pay all or part of the purchase price for any businesses, products, technologies, intellectual property, or other assets or rights we may acquire, to pay for a reduction, change, or elimination of liabilities in the future, for general corporate purposes, or any other reason. If we issue new equity securities under these circumstances, our stockholders may experience additional dilution and the holders of any new equity securities may have rights, preferences, and privileges senior to those of the holders of our common stock.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies that are not traded on a national securities exchange whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

Our common stock is thinly traded, and you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Although our common stock is quoted on the Over-the-Counter Bulletin Board (“OTC”), we cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on a national exchange. Our common stock has historically been sporadically or “thinly traded” on the OTC, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any give time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price of our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. As noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. The following factors also may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; additions to or departures of our key personnel, as well as other items discussed under this “Risk Factors” section and elsewhere in this report. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our corporate actions are substantially controlled by our Board of Directors and our 5% stockholders.

Our board of directors and our greater than 5% stockholders own or control is 82% of the fully diluted common and preferred shares of the Company.  These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors, amending our Articles of Incorporation or bylaws, and approving mergers or other business combinations or transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders and their affiliated entities. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company. The stock ownership of our principal stockholders and their affiliated entities may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We are responsible for the indemnification of our officers and directors, which could result in substantial expenditures.

Our bylaws provide for the indemnification of our directors, officers, employees, and agents, and, under certain circumstances, against attorneys’ fees and other expenses incurred by them in litigation to which they become a party arising from their association with or activities on behalf of the Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

We may incur additional debt, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of our stock.

As a result of our business activities and acquisitions, we may incur additional debt in the future. Such debt could increase the risks described herein and lead to other risks. The amount of our debt could have important consequences for our stockholders, such as:

•
our future ability to obtain additional financing for working capital, capital expenditures, product and service development, acquisitions, general corporate purposes, and other purposes may be impaired;

•	a substantial portion of our cash flow from operations could be dedicated to the payment of the principal and interest on our debt;

•	our vulnerability to economic downturns and rises in interest rates will be increased;

•	we may be unable to comply with the terms of our financing agreements;

•	our flexibility in planning for and reacting to changes in our business and the marketplace may be limited; and/or

•	we may be at a competitive disadvantage relative to other firms.

Servicing our debt in the future may require a significant amount of cash. Our ability to repay or refinance our debt depends, among other things, on our successful financial and operating performance and the interest rates on our debt. Our financial and operating performance and the interest rates we pay in turn depend on a number of factors, many of which are beyond our control.

If our financial performance declines and we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring indebtedness, and/or selling additional stock, perhaps under unfavorable conditions. Any of these circumstances could adversely affect the value of our stock.

Our continued success depends on our ability to raise capital on commercially reasonable terms when, and in the amounts, needed. If additional financing is required, including refinancing existing debt, there can be no assurances that we will be able to obtain such additional financing on terms acceptable to us and at the times required, if at all. In that case, we may be required to raise additional equity by issuing additional stock, alter our business plan materially, curtail all or part of our business expansion plans, sell part or all of our business or other assets, or be subject to actions such as bankruptcy or other financial restructuring in the event of default. Any of these results could have a significant adverse effect on the value of our stock.

Our future debt may include covenants that restrict our activities and create the risk of defaults, which could impair the value of our stock.

Our financing arrangements will continue to contain a number of significant covenants that, among other things, restrict our ability to dispose of assets; incur additional indebtedness; make capital expenditures; pay dividends; create liens on assets; enter into leases, investments, and acquisitions; engage in mergers and consolidations; and engage in certain transactions with affiliates; and otherwise restrict corporate activities (including change of control and asset sale transactions).

In addition, our financing arrangements may require us to maintain specified financial ratios and comply with financial tests. Concern over satisfying debt restrictions and covenants might cause us to forego contract bidding or acquisition opportunities or otherwise cause us to focus on short-term rather than long-term results. There is no assurance that we will be able to fulfill our debt covenants, maintain these ratios, or comply with these financial tests in the future.

Failure to comply with restrictive covenants imposed by our financing arrangements, if not cured through performance or an amendment of our financing arrangements, could result in a default. An amendment of our financing arrangements could substantially adversely affect our revenue, profits, cash flows, and operating results. In the event of a default, our lenders could, among other things: (i) declare all amounts borrowed to be due and payable, together with accrued and unpaid interest; (ii) terminate their commitments to make further loans, if such commitments existed; and/or (iii) proceed against the collateral securing obligations owed to them. In turn, such action by our lenders could lead to the bankruptcy, insolvency, financial restructuring, and/or liquidation of our Company, any of which would have a significant adverse effect on the value of our stock.

Item 1B.	Unresolved Staff Comments

As a smaller reporting company, we are not required to provide this information.

Item 2.	Properties

Offices and Facilities

Our principal executive offices are located at 4000 Legato Road, Suite 830, Fairfax, Virginia. The table below provides a general description of our offices and facilities:

Location	Principal Activities	Area (sq. ft.)	Lease Expiration Date
810 Potomac Avenue, SE Washington, DC 20003	Operating Office	3813	August 31, 2011

4000 Legato Road, Suite 830 Fairfax, Virginia 22033	Corporate Office	4106	June 2013

205 Powell Place, Suite 121 Brentwood, Tennessee 37027	Operating Office	150	February 28, 2012

3452 Lake Lynda Drive Orlando , Florida 32817	Operating Office	879	April 2011 Pending Renewal

Our facilities are leased and are adequate for our current operations.

Item 3.	Legal Proceedings

Other than the proceedings described below, we are not currently involved in any material legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on us. We are not aware of any other credible material legal proceedings pending or threatened against us.

Lau Massachusettes Business Trust et. al. vs Innovative Logistics Techniques, Inc.  This complaint was filed in June 2010 in the Circuit Court of Fairfax County Virginia (Case No. 2010-8002).  The complaint alleges, among other things, breach of various contracts, trover and conversion of funds based on the Company’s receipt of moneys that allegedly should have been paid over to the complainant or its affiliates and non-payment of various alleged settlement arrangements..  The complainant seeks damages of $286,189, plus costs, fees, punitive damages, and post-judgment interest.  The Company has entered into a settlement agreement for the matter requiring the payment of $290,000 by May 30, 2011.

Kettler, Inc. et. al vs. Innovative Logistics Techniques, Inc.  The original complaint was filed in December 2009 in the General District Court of Fairfax County, Virginia (Case No. 2009-27504).  This matter relates to a Sublease for the Company’s prior headquarters at Pinnacle Drive, McLean, Virginia.  The plaintiff received a judgment for approximately $140,000.  The Company paid approximately $110,000, plus the plaintiff retained a security deposit of $80,000.  The plaintiff filed a second complaint in February 2010 (Case No. 2010-2214)  in the same court seeking approximately $1 million in damages, costs, attorney’s fees and interest, based on a breach of contract claim.  The Company has filed an answer and has asserted various defenses on its behalf.  The Company entered into a settlement agreement for the matter that requires a forfeiture of the security deposit and the payment of $350,000 by May 30, 2011.

Fischer vs. uKarma Corporation, et. al.  On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a complaint against uKarma and Bill Glaser, our former Chief Executive Officer, in the Los Angeles Superior Court in Los Angeles, California. The Landlord claimed that uKarma and Mr. Glaser owed back rent on the lease of uKarma’s yoga and fitness studio in Sherman Oaks, California and sought to recover $222,859.97 and evict uKarma from the subject property. uKarma and Mr. Glaser denied liability and contended that the Landlord never reimbursed them for a tenant improvement allowance of $165,000 pursuant to the lease along with other breaches by the Landlord. The judge in the case denied a writ of attachment motion that was submitted by the Landlord. A settlement could not be reached between the parties, and uKarma vacated the property on September 30, 2009. On December 2, 2009, the Landlord filed a First Amended Complaint naming uKarma, Mr. Glaser, and Fred Tannous, who was a director of uKarma, and a number of unrelated parties and adding additional causes of actions and damages totaling $1,066,660. uKarma filed a demurer that was heard and sustained by the court on March 2, 2010. The Landlord filed a Second Amended Complaint on April 23, 2010, and uKarma filed a demurer and Motion to Strike that was heard by the court on July 19, 2010. The judge sustained uKarma’s demurrer without leave to amend on two causes of action in the Landlord’s complaint and sustained the remainder of the demurrer. On July 23, 2010, the Landlord filed a Third Amended Complaint, and uKarma in turn filed another demurrer and Motion to Strike, which was heard by the Court in October 2010.  On August 13, 2010, uKarma filed a Notice of Name Change with the Court to substitute, as a party to the proceeding, uKarma with Awesome Living.  The Company has filed a demurrer to have it dropped from the lawsuit. On April 29, 2011 the Court approved the Company’s demurrer and Innolog has been removed.

Investigation by the U.S. Department of Labor.  In late 2009, the U.S. Department of Labor initiated an investigation relating to the Company’s 401(k) plan.  The initial request asked for information relating to plan years 2005 through 2009.  The Company responded to the initial inquiries in January 2010 and provided additional information and various documents in July 2010.  In December 2010, the Department of Labor issued a subpoena to the Company requesting additional documents and information.  The Company has been cooperating with the Department of Labor and has responded to the subpoena and provided additional information.  The Company estimates that approximately $188,284 plus lost earnings are due to the participants in the Plan.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.001 par value per share, has been quoted on the OTC Bulletin Board under the symbol “INHC” since August 18, 2010.  Before that date, our common stock traded under the symbol “UKMA”.  The following table sets forth, for each fiscal quarter for the past two years and through December 31, 2010, the reported high and low closing bid quotations for our common stock as reported on the OTC Bulletin Board.  The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.  As of May 12, 2011, the high and low bid price of our common stock was $0.0 and $0.0, respectively.

	PERIOD	HIGH	LOW

Fiscal Year Ended December 31, 2010	First Quarter	$0.015	$0.003
	Second Quarter	$0.023	$0.003
	Third Quarter	$0.031	$0.00
	Fourth Quarter	$0.02	$0.00

Fiscal Year Ended December 31, 2009	First Quarter	$0.12	$0.02
	Second Quarter	$0.031	$0.01
	Third Quarter	$0.03	$0.01
	Fourth Quarter	$0.015	$0.005

HOLDERS

We have approximately 281 record holders of our common stock as of May 12, 2011 according to a stockholders’ list provided by our transfer agent as of that date.  The number of registered stockholders does not include any estimate by us of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is Computershare Trust Company, Inc. located at 250 Royall Street, Canton, Massachusetts 02021, and its telephone number is (781) 575-2000.

DIVIDENDS

During the years ended December 31, 2010 and 2009, dividends were paid to Galen Capital Corporation, then the Company’s sole stockholder.  Information about these dividends is included in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Currently we do not intend to pay cash dividends on our common stock.  We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our Series A Convertible Preferred Stock is not subject to this provision and is entitled to accrue annual dividends equal to 10% of the prior year’s net income of the Company, divided pro rata among the holders of our Series A Convertible Preferred Stock.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	13,451,980	$.503	677,993
Total

(1)	Includes outstanding options granted pursuant to our 2006 Stock Option, Deferred Stock and Restricted Stock Plan.
(2)	Includes shares remaining available for future issuance under our 2006 Stock Option, Deferred Stock and Restricted Stock Plan.

On January 1, 2006, our board of directors approved the 2006 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide for the issuance of non-qualified and/or incentive stock options or awards of common stock to employees, officers, directors, and consultants and other service providers.  Generally, all options granted expire five years from the date of grant.  All options have an exercise price equal to or higher than the fair market value of our stock on the date the options were granted.  Options generally vest over three years with the exception of certain grants made in 2010, which vest immediately.  There are 14,129,973 shares of common stock reserved for issuance under the Plan, and the Plan is effective through December 31, 2015.

Item 6.	Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2010 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.

OVERVIEW

We are a holding company designed to make acquisitions of companies in the government services industry. Our first acquisition, Innovative Logistics Techniques, Inc. is a solutions oriented provider of logistics services primarily to agencies of the U.S. government, but also to state and local agencies and to private businesses.  We provide tools to our customers which allow them to manage the flow of goods, information or other resources through the integration of information, transportation, inventory, warehousing, material handling and security.  Our goal is to expand our business, not only through the acquisition of new contracts but also through the acquisition of companies in the government services industry. Our home office is located in Fairfax, Virginia, although we have three additional offices located in Washington D.C., Tennessee and Florida.

The federal government is the largest consumer of services and solutions in the United States. We believe that the federal government’s spending will continue to increase in the next several years, driven by the expansion of national security and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government technical professionals and the continuing impact of federal procurement reforms.  For example, federal government spending on information technology has consistently increased in each year since 1980.  INPUT, an independent federal government market research firm, expects this trend to continue, with federal government spending on information technology forecasted to increase from approximately $76 billion in federal fiscal year 2009 to $90 billion in federal fiscal year 2014.  Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

Across the national security community, we see the following trends that we believe will continue to drive increased spending and dependence on technology support contractors:

	Increased Spending on Defense and Intelligence to Combat Terrorist Threats

	Increased Spending on Cyber Security

	Continuing Focus on Information Sharing, Data Interoperability and Collaboration

	Reliance on Technology Service Providers

	Inherent Weaknesses of Federal Personnel Systems

Restatement of Financial Statements

On May 10, 2011 our Principal Executive Officer, Principal Financial Officer and the Chairman of our Audit Committee concluded that our previously issued consolidated financial statements for the three months ended March 31, 2010, the six months ended June 30, 2010 and the nine months ended September 30, 2010 should no longer be relied upon.  The consolidated financial statements for the three months ended March 31, 2010 and for the six months ended June 30, 2010 were included in amendments to our Current Report on Form 8-K which was originally filed with the Securities and Exchange Commission on August 16, 2010.  The amendments were filed with the Securities and Exchange Commission on August 16, 2010 and October 15, 2010, respectively.  The consolidated financial statements for the nine months ended September 30, 2010 were included in our Quarterly Report on Form 10-Q, which was filed with the Securities and Exchange Commission on November 22, 2010.  The errors in the consolidated financial statements include the following:

(i)           The notes payable are understated by $359,405;

(ii)           Expenses incurred by related parties on behalf of Innolog Holding Corporation (the “Company”) were misstated; and

(iii)           Dividends to Innolog’s former sole stockholder were misstated.

The effects of the adjustments are illustrated below:

	Originally	Adjustment	Restated
	Reported	Required	Amounts
Three months ended March 31, 2010

Consolidated Balance Sheet
Total Assets	$4,866,665	Increase in Deposit of $19,846	$4,886,511
Total Liabilities	$7,995,244	(i) increase in notes payable of $359,405	$8,354,649
Total Stockholder’s Equity	$(3,128,579)	(ii) increase in dividend paid of $77,185	$(3,468,138)
		(ii) increase in accumulated deficit of $264,018
Consolidated Statement of Operations
Net Loss	$(436,043)	(ii) increase in other expense of $264,018	$(700,061)
		(ii) increase in net loss of $264,018
Consolidated Statement of Stockholder’s Equity
Common Stock	$20,000	No adjustment	$20,000
Preferred Stock	$0	No adjustment	$0
Additional Paid in Capital	$520,000	No adjustment	$520,000
Accumulated Deficit	$(3,247,317)	(ii) increase in dividends paid of $75,541	$(3,586,876)
		(ii) increase in net loss of $264,018
Six months ended June 30, 2010

Consolidated Balance Sheet
Total Assets	$4,365,000	Increase in Deposit of $19,846	$4,384,846
Total Liabilities	$7,039,209	(i) increase in notes payable of $359,405	$7,398,614
Total Stockholder’s Equity	$(2,674,209)	(ii) increase in dividend paid of $415,150	$(3,013,769)
		(ii) decrease in accumulated deficit of $75,590
Consolidated Statement of Operations
Net Loss	$(553,772)	(ii) increase in other expense of $151,523	$(478,182)
		(ii) decrease in bad debt expense of $227,113
		(ii) decrease in net loss of $75,590
Consolidated Statement of Stockholder’s Equity
Common Stock	$20,000	No adjustment	$20,000
Preferred Stock	$36,965	No adjustment	$36,965
Additional Paid in Capital	$852,683	No adjustment	$852,683
Accumulated Deficit	$(3,583,857)	(ii) increase in dividends paid of $415,150	$(3,923,417)
		(ii) decrease in net loss of $75,590

Nine Months Ended September 30, 2010

Consolidated Balance Sheet
Total Assets	$1,189,321	Increase in Deposit of $19,846	$1,209,167
Total Liabilities	$7,738,380	(i) increase in notes payable of $359,405	$8,097,785
Total Stockholder’s Equity	$(6,549,059)	(ii) increase in dividend paid of $415,150	$(6,888,619)
		(ii) decrease in accumulated deficit of $75,590
Consolidated Statement of Operations
Net Loss	$(4,432,622)	(ii) increase in other expense of $7,885	$(4,357,032)
		(ii) decrease in bad debt expense of $83,475
		(ii) decrease in net loss of $75,590
Consolidated Statement of Stockholder’s Equity
Common Stock	$13,630	No adjustment	$13,630
Preferred Stock	$37,365	No adjustment	$37,365
Additional Paid in Capital	$862,653	No adjustment	$862,653
Accumulated Deficit	$(7,462,707)	(ii) increase in dividends paid of $415,150	$(7,802,267)
		(ii) decrease in net loss of $75,590

We intend to file an amended Form 8-K and an amended Form 10-Q as soon as practicable.  Until the restated reports are filed, we are continuing our investigations with respect to these matters as well as any other potential additional adjustments.

Management is assessing the effect of the restatement on our internal control over financial reporting and our disclosure controls and procedures.  Management will not reach a final conclusion on the effect of the restatements on internal control over financial reporting and disclosure controls and procedures until completion of the restatement process.

The adjustments disclosed above have been included in our consolidated financial statements for the year ended December 31, 2010.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this discussion and analysis:

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $89,112 at December 31, 2010 and there was no allowance for doubtful accounts required at December 31, 2009.

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. An impairment loss of $1,000,000 was recognized for the period ended December 31, 2009 and an impairment loss of $3,056,238 was recognized for the year ended December 31, 2010.

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

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year Ended		Period Ended
	December 31,	% of	December 31,	% of
	2010	Sales	2009 (1)	Sales
Contract Revenue	$5,809,888	100%	$5,938,070	100%

Direct Costs	2,721,439	46.8%	3,370,849	56.8%

Other Operating Expenses	5,454,587	93.9%	3,693,800	62.2%

Bad Debt, Settlement of Litigation/Rent, and Impairment of Goodwill Expenses	4,190,046	72.1%	1,000,000	16.8%

Operating Loss	(6,556,184)	(112.9)%	(2,126,579)	(35.8)%

Other Income	1,989,640	34.2%	206,503	3.5%

Other Expenses	(1,228,806)	(21.2)%	(891,198)	(15.0)%

Loss Before Income Tax	(5,795,350)	(99.8)%	(2,811,274)	(47.3)%

Income Tax Expense	-		-

Net Loss	$(5,795,350)	(99.8)%	$(2,811,274)	(47.3)%

(1)    The 2009 financial statements cover the period from March 23, 2009 (inception) through December 31, 2009. Since 2009 is only for 9 months, it makes the comparison of 2010 and 2009 inconsistent.

Contract Revenues. Revenues for the year ended December 31, 2010 decreased over the previous year. The majority of this decrease is attributed to short term contracts where the Company had sub-contractors supplying most of the work; thereby generating a very small margin to the Company. It is anticipated that this revenue will be, and has been, eliminated going forward and is being replaced by more profitable contracts.

Direct Costs. Direct costs decreased as a percentage of revenue for the reasons stated above.

Other Operating Expenses. Operating expenses increased during 2010 since 2010 expenses are for the full year versus nine months in 2009, and the Company was no longer sharing some of its direct overhead costs with Galen (the company’s sole stockholder during 2009 and part of 2010). Since that time Galen’s operations have diminished during 2010. In addition, the Company expects additional reductions to indirect contract costs and costs not allocable to contracts as additional cost reductions are found.

        Bad Debt, Settlement of Litigation/Rent, and Impairment of Goodwill Expenses. All of these expenses are one time expenses and are not expected to occur in the future.

Operating Loss. The Company experienced an operating loss of $6.6 million for the year ended December 31, 2010. If you eliminate the one time expenses discussed above, then its operating loss is reduced to $2.4 million. The Company expects operating losses to decline in the future as additional expenses are reduced as explained above and additional profitable new revenue is added.

Other Income. Other income for the year ended December 31, 2010 increased due to a one time $1.5 million gain on debt extinguishment of a payable to the former stockholders of Innovative and the unrealized gain of $515 thousand on fair value of consideration payable.

Other Expenses. Other expenses for year ended December 31, 2010 include $707 thousand of one time merger expenses.

Net Loss. Our net loss for the year ended December 31, 2010 was $5,795,350, however, if you eliminate one time items the net loss would have been $2,887,813.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $367,453 for the year ended December 31, 2010, while net cash flow used in operating activities was $390,904 for the nine month period March 23, 2009 (inception) through December 31, 2009.

Net cash flow used in investing activities was $228,862 for the year ended December 31, 2010 and $1,492,975 for the nine month period March 23, 2009 (inception) through December 31, 2009.  These funds in 2009 were used as payment for the purchase of Innovative Logistics Techniques, Inc. and repayments of borrowings from affiliates and in 2010 as payments on advances to affiliates.

Net cash flow provided by financing activities was $587,037 for the year ended December 31, 2010 and $1,893,157 for the nine month period March 23, 2009 (inception) through December 31, 2009.  Receipts of cash flow from financing activities primarily consisted of borrowings from others, related parties, and from the former stockholder.

Material Impact of Known Events on Liquidity

Other than as discussed herein, there are no known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

We have financed our operations primarily through cash flows from operations and borrowings. Since the Company is currently still operating at a negative cash flow, continued significant short term borrowings are necessary to cover working capital needs. Typically, these loans are provided by our affiliates or other individuals although they are under no obligation to provide funding to us.

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

At December 31, 2010 we had cash on hand of zero.  We will need significant additional financing to fund our operations over the next 12 months.  The Company has sustained substantial operating losses since inception, and had a stockholders’ deficit (defined as total assets minus total liabilities) of $8,326,637 and $2,490,085 at December 31, 2010 and December 31, 2009, respectively.  There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

We may not have sufficient cash flows to fund our operations over the next twelve months without the completion of additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Because of our historic net losses and negative working capital position, our independent auditors, in their report on our financial statements for the year ended December 31, 2010, expressed substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Off-Balance Sheet Arrangements

Loan and Line of Credit

In March 2009, Innolog Holdings Corporation and Innovative Logistics Techniques, Inc. entered into an agreement with eight individuals, some of which are directors of the Company, to borrow up to $2,000,000 under a loan due on demand. The loan is secured by the assets of both borrowers. Repayment of the loan is at the lenders’ demand. In order to make the loan, the lenders borrowed $1,499,384 from Eagle Bank. The promissory note to Eagle Bank matured in March 2011. The loan is in the process of renewal. In March 2009, Innolog Holdings Corporation entered into a $500,000 line of credit with Eagle Bank due on demand. The line of credit is guaranteed by eight individuals, some of which are directors of the Company. The line of credit bears interest at the prime rate plus 1%. As of December 31, 2010, the Company was not in compliance with certain covenants in the agreement.  At December 31, 2010, the interest rate was 5%. At December 31, 2010, both the loan and the line of credit were outstanding in the amounts of $1,499,384 and $497,570, respectively.

Seller Note Payable and Earn Out Note Payable

In March 2009, when Innolog Holdings Corporation purchased Innovative Logistics Techniques, Inc., part of the purchase price was financed with a Seller Note Payable of $1,285,000 payable over three years. In May 2010 this note, including accrued interest of $85,551, was converted into 1,000,000 shares of Series A Preferred Stock with a fair value of $10,000. This resulted in a gain on debt extinguishment of $1,360,551. In April 2009, the Company issued a $900,000 earn out note payable to the former owners of Innovative. This earn out is based on certain revenue and net income targets over the next 3 years. The value of this earn out has been reduced to zero during 2010.

Loans From Former Stockholder

In November 2010 a note from a former stockholder of $57,332, including interest of $17,200, was converted into 30,000 shares of Series A Convertible Preferred Stock with a fair value of $300. This resulted in a gain on debt extinguishment of $74,232. During the year ended December 31, 2010 we received loans totaling $181,000 from the former stockholder and paid loans totaling $55,949. The balance outstanding as of December 31, 2010 was $251,350. All the loans have matured and are under renegotiations.

Loans From Related Parties

During the year ended December 31, 2010, we received loans totaling $624,000 from related parties, of which $160,000 are still outstanding as of December 31, 2010. $80,000 in principal amount of the loans have matured and the loans are under renegotiation. In addition, during 2010 Galen assigned a note payable due to a director of the Company in the amount of $325,000 to the Company. Of this amount, $279,636 was treated as a dividend to Galen which was the sole stockholder at the time and $45,364 related to expense incurred by Galen on behalf of the Company. This note was due on June 30, 2010. In March 2011, the note was amended. Principal and interest of $32,500 are due on or prior to the maturity date of March 21, 2012.

Loans From Individuals

During the year ended December 31, 2010, we received loans totaling $479,405 from various individuals not related to us of which $471,905 was still outstanding as of December 31, 2010. Loans totaling $79,405 were repaid subsequent to December 31, 2010 and all the remaining loans have matured and are under renegotiation.

Dividends to Galen

In April 2009, the Company entered into an interest-free credit agreement with an affiliate under which the affiliate could borrow up to $1,500,000 through April 15, 2010. As of December 31, 2009, the outstanding balance was $740,000. As of December 31, 2009, amounts due to three of the Company’s affiliates under common control amounted to $521,189. There was no interest charged on these payables and no scheduled due date. As of December 31, 2009, these amounts were offset and $218,811 was presented as an offset to equity. In June 2010, the $740,000 due under the note receivable was forgiven, and the amount due to affiliates was offset against the $740,000 and treated as a dividend during 2010 since all of these amounts related to the Company’s sole stockholder or affiliates under common control at the time.

During the year ended December 31, 2010, net advances to Galen amounted to $1,206,596. Of this amount, management of Innolog and Galen identified that $873,784 represented operating expenses incurred by Galen on behalf of Innolog, mainly consisting of consulting fees, payroll, rent expense, and health care expense. Thus, this amount was charged to expense by the Company during the year ended December 31, 2010.  Management of Galen and Innolog determined that the balance of $332,812 was related to Galen and deemed uncollectible. Of this amount, $135, 514 was incurred  through June 2010 and was deemed as a dividend to Galen, the Company’s sole stockholder through that date. The remaining $197,298 was incurred during the second half of 2010 and has been written off.

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

The following table summarizes our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$497,570	497,570		$-	$-
Other Indebtedness	2,707,639	2,382,639	325,000	-	-
Operating Leases	403,000	244,000	159,000
Totals:	$3,608,209	3,124,209	484,000	$-	$-

Late deposit of payroll taxes and employee income tax withholdings

During 2009 and 2010, the Company has been late making or has not made deposits of federal and state employer payroll taxes, as well as employee income tax withholdings. As of December 31, 2010 and December 31, 2009, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $1,791,250 and $277,762, respectively, which is included in accrued salaries and benefits on the balance sheet.

Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There was no employer contribution for the years ended December 31, 2010 and 2009, respectively.

Innovative has been late in making deposits of employee deferrals. The Department of Labor is reviewing Innovative’s employee benefit plan document as well as other records to determine the status of compliance. The outcome is undetermined as of the date of the financial statements included in this report.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments and had no foreign exchange contracts as of  December 31, 2010. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and certain debt obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term debt obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. A hypothetical 5% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Item 8.                    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Innolog Holdings Corporation.

We have audited the consolidated balance sheet of Innolog Holdings Corporation and its wholly owned subsidiary (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As more fully disclosed in Note 12 to the financial statements, the Company has either not made or has been late in making deposits of federal and state employee income tax withholdings, as well as employer payroll taxes.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company has incurred a net loss of $5,795,350 for the year ended December 31, 2010 and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months. At December 31, 2010, current liabilities exceeded current assets by $8,374,691. These factors, and the others discussed in Note 3, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.
May 17, 2011
Santa Monica, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Innolog Holdings Corporation
Fairfax, Virginia

We have audited the accompanying consolidated balance sheet of Innolog Holdings Corporation and its wholly owned subsidiary (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders' deficiency, and cash flows from March 23, 2009 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to about present fairly, in all material respects, the financial position of Innolog Holdings Corporation and its wholly owned subsidiary as of December 31, 2009, and the results of their operations and their cash flows for the period from March 23, 2009 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 3 to the financial statements, the Company incurred a net loss of $2,811,274 for the period from March 23, 2009 (inception) through December 31, 2009, and the Company may not have sufficient working capital or outside financing to meet its planned operating activities over the next 12 months.  At December 31, 2009, current liabilities exceeded current assets by $3,774,580.  These factors, and the others discussed in Note 3, raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Spector & Associates, LLP

SPECTOR & ASSOCIATES , LLP
July 12, 2010
Pasadena, California

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
Current Assets
Cash	$-	$9,278
Accounts receivable, net	741,478	1,729,594
Prepaid expenses and other current assets	19,846	929
Total Current Assets	761,324	1,739,801

Property and equipment, net	23,702	11,911
Goodwill	-	3,056,238
Other assets	24,352	16,346
Total Assets	$809,378	$4,824,296

LIABILITES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Cash overdraft	$61,223	$-
Line of credit, bank	497,570	497,570
Accounts payable	2,253,197	2,606,946
Accrued salaries and benefits	2,113,327	726,096
Accrued interest	193,740	-
Other accrued liabilities	1,228,279	-
Accrued contract loss	47,782	-
Due to former stockholder	251,350	183,631
Deferred rent	33,258	754
Notes payable	471,905	-
Notes payable, related parties	1,984,384	1,499,384
Total current liabilities	9,136,015	5,514,381

Long Term Liabilities
Contingent consideration payable, net of discount of $385,000	-	515,000
Note payable, former stockholders	-	1,285,000
Total Long Term Liabilities	-	1,800,000

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
Common stock, $0.001 par value, 200,000,000 shares authorized; 13,629,973 and 8,882,545 shares issued and outstanding at December 31, 2010 and 2009, respectively	13,630	20,000
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 37,394,758 and zero shares issued and outstanding at December 31, 2010 and 2009, respectively	37,395	-
Additional paid in capital	862,923	520,000
Due from affiliates, net	-	(218,811)
Accumulated deficit	(9,240,585)	(2,811,274)
Total Stockholders' Deficiency	(8,326,637)	(2,490,085)

Total Liabilities and Stockholders' Deficiency	$809,378	$4,824,296

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period from
	For the year ended	March 23, 2009 (inception)
	December 31, 2010	Through December 31, 2009

Revenues	$5,809,888	$5,938,070

Operating expenses
Direct costs	2,721,439	3,370,849
Other operating expenses, of which $253,570, and $134,922 were charged by an affiliates	4,983,667	2,929,722
Management fees, affiliate	470,920	764,078
Bad debt expense, affiliate	197,298	-
Settlement of litigation, rent	936,510	-
Impairment of goodwill	3,056,238	1,000,000
Total operating expenses	12,366,072	8,064,649

Loss from operations	(6,556,184)	(2,126,579)

Other Income (Expenses)
Gain on debt extinguishment	1,434,783	-
Merger expenses	(706,874)	(211,000)
Other income	257	6,503
Interest expense	(521,932)	(680,198)
Unrealized gain on fair value of consideration payable	554,600	200,000
Total other income (expenses)	760,834	(684,695)

Loss before income tax provision	(5,795,350)	(2,811,274)

Income tax provision	-	-

Net Loss	$(5,795,350)	$(2,811,274)

Loss per share - basis and diluted	$(0.43)	$(0.32)

Weighted average number of shares	13,629,973	8,882,545

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID IN	ACCUMULATED	DUE FROM	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	AFFILIATES, NET	DEFICIENCY

Balance, March 23, 2009	-	$-	-	$-	$-	$-	$-	$-

Common stock	8,882,545	20,000	-	-	-	-	-	20,000

Issuance of warrants	-	-	-	-	520,000	-	-	520,000

Due from stockholders	-	-	-	-	-	-	(218,811)	(218,811)

Net loss	-	-	-	-	-	(2,811,274)	-	(2,811,274)

Balance, December 31, 2009	8,882,545	20,000	-	-	520,000	(2,811,274)	(218,811)	(2,490,085)

Reclassification of receivable to dividend	-	-	-	-	-	(218,811)	218,811	-

Recapitalization due to reverse merger	4,747,428	(6,370)	36,964,758	36,965	6,370	-	-	36,965

Preferred stock issued		-	430,000	430	336,553	-	-	336,983

Dividends	-	-	-	-	-	(415,150)	-	(415,150)

Net loss	-	-	-	-	-	(5,795,350)	-	(5,795,350)

Balance, DECEMBER 31, 2010	13,629,973	$13,630	37,394,758	$37,395	$862,923	$(9,240,585)	$-	$(8,326,637)

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

		For the period
	For the year	March 23, 2009
	ended	(inception) through
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,795,350)	$(2,811,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,773	40,255
Allowance for bad debts	117,809	-
Accrued loss on contracts in progress	47,782	(202,080)
Impairment of goodwill	3,056,238	1,000,000
Gain on extinguishment of debt	(1,434,783)	-
Unrealized gain on fair value of consideration payable	(554,600)	(200,000)
Merger expense related to issuance of stock	351,648	-
Bad debt expense, affiliates	197,298	-
Amortization of debt issuance costs	12,000	520,000
Changes in assets and liabilities:
Accounts receivable	870,307	195,544
Prepaid expenses and other assets	(26,923)	3,066
Deposits	-	80,316
Deferred rent	32,504	(67,307)
Billings in excess of contract costs and related earnings	-	(29,112)
Due to affiliate	79,769	399,500
Accounts payable and accrued expenses	2,659,075	680,188

Net cash used in operating activities	(367,453)	(390,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of Innovative Logistics Techniques, Inc.	-	(750,000)
Advances to affiliates	(197,298)	-
Advances on note receivable, affiliates	-	(740,000)
Property and equipment purchased	(31,564)	(2,975)

Net cash used in investing activities	(228,862)	(1,492,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit, bank	-	497,570
Due to Factor	-	(286,784)
Net borrowings on notes payable, others	437,500	-
Borrowings on notes payable, related parties	624,000	1,499,384
Repayments on note payable, related parties	(464,000)	-
Net borrowings from former stockholder	125,051	162,987
Dividends	(135,514)	-
Issuance of common stock	-	20,000

Net cash provided by financing activities	587,037	1,893,157

NET CHANGE IN CASH	(9,278)	9,278

CASH - BEGINNING OF PERIOD	9,278	-

CASH - END OF PERIOD	$0	$9,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$328,192	$74,687

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2010, the Company issued 1,000,000 shares of Series A preferred stock with a fair value of $10,000 in conjunction with the extinguishment of the seller note payable of $1,285,000, as well as the accrued interest of $85,551.

During the year ended December 31, 2010, the Company issued 30,000 shares of Series A preferred stock with a fair value of $300 in conjunction with the extinguishment of a note payable of $57,332 to one of the former stockholders, as well as the accrued interest of $17,200.

During the year ended December 31, 2010, the Company assumed two notes payable from Galen totaling $359,405. Of the amount, $279,636 was recorded as a dividend to Galen.

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

During the period March 23, 2009 (inception) through December 31, 2009, the Company granted warrants with a fair value of $520,000 in conjunction with debt.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Nature of Business

Innolog Holdings Corporation (“Holdings” or “Innolog”) was formed as a holding company on March 23, 2009 for the purpose of acquiring companies that provide services primarily to federal government entities.  Its wholly owned subsidiary is Innovative Logistics Techniques, Inc. (“Innovative”). Holdings was previously a wholly owned subsidiary of Galen Capital Corporation (“Galen”). In June 2010, Holdings was spun out and the stockholders of Galen became the stockholders of Holdings.

Innovative Logistics Techniques, Inc. (”Innovative”), a Virginia corporation, formed in March 1989, is a solutions oriented organization providing supply chain logistics and information technology solutions to clients in the public and private sector. Innovative's services and solutions are provided to a wide variety of clients, including the Department of Defense, Department of Homeland Security and civilian agencies in the federal government and state and local municipalities, as well as selected commercial organizations.

As more fully described in Note 2, on October 15, 2009, uKarma Corporation (“uKarma”), a publicly traded Nevada corporation, and Galen entered into an agreement to merge (the "Merger Agreement") in a reverse merger transaction. In June 2010, the rights to merge were assigned directly to Holdings. The merger transaction was closed on August 17, 2010, and the Holdings stockholders have become the controlling stockholders of uKarma and the business of Holdings will continue. Under this transaction, Innolog Holdings Corporation's name was changed to Innolog Group Corporation and became a wholly owned subsidiary of uKarma Corporation. uKarma Corporation's name was changed to Innolog Holdings Corporation.

Innolog Holdings Corporation (formerly uKarma Corporation) and its wholly owned subsidiaries are   referred to herein as the “Company.”

Note 2: Merger Agreement

On August 11, 2010, uKarma, GCC Merger Sub Corp., it’s wholly-owned Nevada subsidiary (“Merger Sub”), Galen, and Holdings, entered into an Amended and Restated Merger Agreement (“New Agreement”).  The New Agreement provided that Holdings would be merged with Merger Sub such that Innolog would be a wholly owned subsidiary of uKarma (“Acquisition”).  Pursuant to the Acquisition, Holdings common stockholders received one share of uKarma common stock for every share of Holdings common stock they held (“Common Stock Ratio”).  Likewise, holders of Holdings Series A Preferred Stock received one share of uKarma Series A Preferred Stock for every share of Holdings Series A Preferred Stock they held.  Holders of options and warrants to purchase Holdings common stock received comparable options and warrants to purchase uKarma common stock with the exercise price and number of underlying uKarma shares proportional to the Common Stock Ratio.  Holdings would also pay uKarma $525,000 in cash (which included past advances from Galen) in connection with the intended acquisition.

uKarma completed the acquisition of all of the equity interests of Innolog  held by all equity holders of Holdings (“Innolog Owners”) through the issuance of 8,882,545 shares of common stock of uKarma and 36,964,758 restricted shares of convertible Series A Preferred Stock to the Innolog Owners. Immediately prior to the Merger Agreement transaction, uKarma had 4,747,428 shares of common stock issued and outstanding. Immediately after the issuance of the shares to the Innolog Owners, uKarma had 13,629,973 shares of common stock issued and outstanding and 36,964,758 shares of convertible Series A preferred stock issued and outstanding.

As a result of the Acquisition, Holdings’ stockholders became the controlling stockholders, and Holdings became uKarma’s wholly owned subsidiary.  In connection with acquiring Holdings, uKarma indirectly acquired the business and operations of Holdings’ wholly owned subsidiary, Innovative.

All of uKarma’s directors and officers resigned, and designees of Holdings were appointed as new directors and officers of the Company following the Closing.  Effective at merger, the name of uKarma Corporation was changed to Innolog Holdings Corporation.

Concurrently with the Merger, uKarma’s current existing operations were assigned to a wholly owned subsidiary called Awesome Living, Inc. (“AL”).  The Board of Directors and stockholders of uKarma holding a majority of the then outstanding common stock approved a spin-off of AL equity securities to uKarma’s common stockholders of record as of August 12, 2010. These financial statements are presented reflecting the spin off.

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

The following sets forth the consolidated statements of operations of Innolog on a pro forma basis for the year ended December 31, 2009 and the period from March 23, 2009 (inception) through December 31, 2009. The pro forma statements of operations data give effect to the transactions as if they had occurred on March 23, 2009. The pro forma balance sheet gives effect to the transactions as if they had occurred on March 23, 2009. The pro forma financial statements are provided for informational purposes only, are unaudited, and not necessarily indicative of future results or what the operating results or financial condition of the Company would have been had the Merger been consummated on the dates assumed. The following pro forma financial statements should be read in conjunction with the historical financial statements and the accompanying notes thereto.

Innolog Holdings Corporation
Pro Forma Balance Sheet
December 31, 2009

	Innolog	Ukarma	Pro forma
	Audited	Audited	Adjustments		Combined
Assets
Current Assets
Cash and cash equivalents	$9,278	$85	$(85	)(a)	$9,278
Accounts receivable, net	1,729,594	146,172	(146,172	)(a)	1,729,594
Prepaid expenses and other current assets	929	67,380	(67,380	)(a)	929
Other current assets	-	18,476	(18,476	)(a)	-
Total current assets	1,739,801	232,113			1,739,801

Fixed Assets
Gross Fixed Assets	873,025	27,984	(27,984)		873,025
Less: Accumulated Depreciation	(861,114)	(9,742)	9,742		(861,114)
Net Fixed Assets	11,911	18,242	(18,242	)(a)	11,911

Other assets
Goodwill	3,056,238	-			3,056,238
Other assets	16,347	283,221	(283,221	)(a)	16,347
Total Other Assets	3,072,585	283,221			3,072,585
Total Assets	$4,824,296	$533,576	$(533,576)		$4,824,296

Liabilities And Stockholders' Equity
Current Liabilities
Trade accounts payable	$2,606,946	$318,396	$(318,396	)(a)	$2,606,946
Accrued salaries and benefits	726,096	-			726,096
Other accrued liabilities	-	176,546	(176,546	)(a)	-
Line of Credit, Bank	497,570	-			497,570
Notes Payable Affiliates	1,499,384	10,819	(10,819	)(a)	1,499,384
Due to former stockholder	183,631	-			183,631
Deferred Rent	754	-			754
Total Current Liabilities	5,514,381	505,761	(505,761)		5,514,381

Long Term Liabilities
Contingent consideration payable	515,000	-	-		515,000
Notes Payable former stockholders	1,285,000	-	-		1,285,000
Total Long Term Liabilities	1,800,000	-	-		1,800,000

Stockholders' Equity
Common stock (13,629,973 shares issued and outstanding; $.001 par value)	20,000	52,795	(59,165	)(c)	13,630
Additional paid-in capital	520,000	7,807,670	(7,838,265	)(b)(c)	489,405
Preferred Stock	-	-	36,965	(d)	36,965
Due from affiliates, net	(218,811)	-			(218,811)
Retained earnings	(2,811,274)	(7,832,650)	7,832,650	(b)	(2,811,274)

Total Stockholders' Equity	(2,490,085)	27,815	(27,815)		(2,490,085)
Total Liabilities and Stockholders' Equity	$4,824,296	$533,576	$(533,576)		$4,824,296

(a)	Gives effect to the distribution of uKarma assets and liabilities to the former stockholders of uKarma with terms of the merger agreement.
(b)	Gives effect to the elimination of uKarma accumulated deficit upon closing of the merger as Innolog is the surviving entity for accounting purpose,
(c)	Reflects the 11.120904 reverse split of uKarma common shares at merger to 4,747,319 shares and the issuance of 8,882,545 common shares to former Innolog stockholders per the merger agreement.
(d)	Reflects the issuance of 36,964,758 shares of Series A Convertible Preferred Stock per the merger agreement.

Innolog Holdings Corporation
Pro Forma Statement  of Operations
For the period ended March 23, 2009 (inception) through December 31, 2009

	Innolog	uKarma		Pro forma
	Audited	Audited		Adjustments		Combined

Revenue
Contract Revenue	$5,938,070	$20,528		$(20,528	)(a)	$5,938,070

Operating Expenses
Direct costs	3,370,849	1,226		(1,226	)(a)	3,370,849
Indirect contract costs	2,394,270	1,738,427		(1,738,427	)(a)	2,394,270
Management fee, affiliate	764,078	-		-		764,078
Costs not allocable to contracts	535,452	-		-		535,452
Bad Debt & Impairment of Goodwill	1,000,000					1,000,000

Total Operating Expenses	8,064,649	1,739,653		(1,739,653)		8,064,649

Loss from Operations	(2,126,579)	(1,719,125)		1,719,125		(2,126,579)

Other Income (expenses)
Other Income & Unrealized Gain on Fair Value of Consideration Payable	206,503	-				206,503
Interest Expense	(680,198)	(23,524)		23,524	(a)	(680,198)
Merger Expense	(211,000)	-				(211,000)

Total other income (expense)	(684,695)	(23,524)		23,524		(684,695)

Loss before income tax provision	(2,811,274)	(1,742,649)		1,742,649		(2,811,274)

Income tax provision	-	800		(800	)(a)	-

Net Income (Loss)	$(2,811,274)	$(1,743,449	)(c)	$1,743,449		$(2,811,274)

Loss per share
Basic and diluted	$(0.32)	$(0.37)				$(0.21)

Weighted average number of shares
Basic and diluted	8,802,545	4,747,428			(b)	13,629,973

(a)	Gives effect to the spin off of uKarma's operations.
(b)
Gives the effect to the 11.120904  reverse split of uKarma common shares at merger to 4,747,428 shares and the issuance of 8,882,545 common shares to former Innolog stockholders per the merger agreement.

(c)	Includes uKarma's operating results for the twelve months ended December 31, 2009.

Note 3: Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses since inception, and had a stockholders’ deficit (defined as total assets minus total liabilities) of $8,326,637 and $2,490,085 at December 31, 2010 and December 31, 2009, respectively.  There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

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

The report from the Company’s independent registered public accounting firm relating to the December 31, 2010 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassifications:

Certain items in prior financial statements are reclassified to conform to the current presentation.

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables.  The allowance for doubtful accounts amounted to $89,112 at December 31, 2010 and there was no allowance for doubtful accounts required at December 31, 2009.

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. Based on factors discussed in Note 3, an impairment loss of $3,056,238 and $1,000,000 were recognized during the year ended December 31, 2010 and period ended December 31, 2009, respectively.

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At December 31, 2010, the Company has no unrecognized tax benefits.

The Company files a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method under FASB ASC 740, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities, and their respective tax basis, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized as income in the period that includes the enactment date. Estimates of the realization of deferred tax assets are based-on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

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

The Company has determined that the contingent consideration liability falls within level three of the hierarchy.  The following table sets forth a summary of the changes in the fair value of such liability for the period ended December 31, 2009 and the year ended December 31, 2010:

Contingent Consideration

Balance, March 23, 2009 (inception)	$715,000
Change in fair value during 2009	(200,000)
Balance, December 31, 2009	515,000
Changes in fair value during 2010	(515,000)

Balance, December 31, 2010	$-

Earnings (loss) per Share:

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes the dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the years ended December 31, 2010 and 2009 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive.

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
(3)
The fair value of the contingent consideration was based on the revenues and earnings projections of Innovative.  The contingent note payable requires Holdings to pay the former stockholders up to $900,000 in three years based on the performance of Innovative and up to 10% of the net income of Innovative of years four and five.  As of March 31, 2009, based on management’s estimates, Holdings expected that the aggregate undiscounted amount of contingent consideration to be paid was approximately $900,000.  This was discounted to present value using an 8% discount rate and amounted to $715,000 at the date of acquisition.  As of December 31, 2009, this amount was reduced to $515,000 and as of December 31, 2010, this amount was reduced to zero.

Goodwill in the amount of $4,056,238 was recognized in the acquisition and was attributable to the excess of the purchase price paid over the fair value of the net assets acquired, as there were no other intangibles qualifying for separate recognition.  Due to the increase in the Company’s net liabilities during 2009 and cash flow shortfalls, an impairment loss of $1,000,000 was recorded at December 31, 2009.  Due to a further decline in ongoing revenues and the uncertainties described in Note 3, an additional impairment loss of the balance of goodwill in the amount of $3,056,238 was made during 2010.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$1,325,138
Other Assets	100,657
Fixed Assets	49,189
Goodwill	4,056,238
Liabilities assumed	(2,696,222)
$2,835,000

Costs  related to the acquisition, in the amount of $30,000 have been charged directly to operations and are included in the 2009 consolidated statement of operations.

Note 6:  Major Customers

Revenues from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for approximately 100% and 97% of total revenues for the year ended December 31, 2010 and the period from March 23, 2009 (inception) to December 31, 2009, respectively.

Note 7:  Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Billed receivables	$672,466	$1,543,115
Unbilled receivables	158,124	186,479
Reserve for bad debts	(89,112)	-
	$741,478	$1,729,594

Contract receivables from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% and 97% of total contract receivables at December 31, 2010 and December 31, 2009, respectively.

Note 8:  Line of Credit

In April 2009, Holdings entered into a credit agreement with Eagle Bank under which it may borrow up to $500,000. Borrowings under the agreement are guaranteed by eight individuals, who are directly or indirectly related to Holdings. The borrowings are payable upon the bank’s demand. Interest is payable monthly at the bank’s prime rate (as defined) plus 1%.  At December 31, 2010, the interest rate was 5%.  As of December 31, 2010, the Company was not in compliance with certain covenants in the agreement.

Note 9:  Seller Note Payable and Earn out Note Payable

Seller Note Payable:

In March 2009, when Holdings purchased Innovative, part of the purchase consideration was a note payable of $1,285,000, payable over three years. In May 2010, Innolog retired this note, including accrued interest, by granting the note holders 1,000,000 shares of Innolog’s $0.001 par value Series A Convertible Preferred Stock, which was valued at $0.01 per share.  At the date of the debt extinguishment, the debt amount including accrued interest of $85,551, exceeded the aggregate market value of the shares granted, and accordingly a gain of $1,360,551 was recognized.

 Contingent Consideration Payable:

In March 2009, as part of the purchase transaction, Holdings estimated that contingent consideration due to the former stockholders amounted to $900,000.  As specified in the agreement, the earn out is based on certain revenue and net income targets over the next five years, and is payable annually. The amount payable was discounted to present value using an 8% discount rate and amounted to $515,000 at December 31, 2009.This payable plus accrued interest of $39,600, was reduced to zero during 2010.

Note 10:  Notes Payable

During the year ended December 31, 2010, the Company borrowed funds from individuals not related to the Company totaling $479,405 of which maturity dates vary from September 30, 2010 to January 21, 2011. Some of the notes are collateralized by the Company’s accounts receivable.  One of these notes in the amount of $34,405 was assigned to the Company by Galen in January 2010 and related to costs incurred by Galen on behalf of the Company. Interest charges are  6% per annum or a flat fee. Additional interest is due upon default. As of December 31, 2010, $150,258 of interest has been accrued and is included in accrued interest. . In addition, these individuals were granted warrants to purchase 557,500 shares of Innolog common stock at a price of $0.50 per share and one individual was granted 400,000 shares of Series A Convertible Preferred Stock. The total outstanding loan balance amounted to $471,905 as of December 31, 2010. Loans totaling $79,405 have been repaid subsequent to December 31, 2010. All other balances outstanding on these notes were in default at the financial statement issuance date.

Note 11:   Related Party Transactions

Notes Payable:

In March 2009, Holdings and Innovative (the “Borrowers”) entered into an agreement (the “Loan Agreement”) with eight individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of December 31, 2010 and 2009 amounted to $1,499,384, collaterized by substantially all assets of the Borrowers and guaranteed by Galen. Repayment of the loan is due at the Lenders’ demand. In order to make the loan to the Borrowers, the Lenders borrowed $1,499,384 from Eagle Bank.  The promissory note to Eagle Bank matured in March 2011 and interest was payable monthly at the bank’s prime rate (as defined) plus 1%.  Interest is directly paid by the Company to the bank on a monthly basis. This loan is currently under negotiation to be renewed by the bank. In addition to the interest due to the bank, during 2009, the Company granted warrants to the Lenders under which they may purchase 1,760,000 common shares of the Company’s common stock, with a strike price of $0.023 per share.  The warrants expire on March 31, 2014. The fair value of these warrants amounted to $520,000 and was amortized to interest expense during the year ended December 31, 2009.

In March 2010, Galen assigned a note payable due to a director of the Company in the amount of $325,000 to the Company.  Of this amount, $279,636 was treated as a dividend to Galen which was the sole stockholder at the time and $45,364 related to expenses incurred by Galen on behalf of the Company.  This note was due on June 30, 2010.  In March 2011, the note was amended. Principal  and interest of $32,500 are due on or prior to the maturity date of March 21, 2012. Warrants to purchase 325,000 of the Company’s common stock at a strike price of $.50 were granted in conjunction with this note.

In addition, during the year ended December 31, 2010, the Company entered into notes payable with related parties totaling $624,000.  Some of these notes are collateralized by the Company’s accounts receivable.  Of this amount, $160,000 was outstanding as of December 31, 2010 and $80,000 was in default.  Maturity dates vary from August 9, 2010 to July 1, 2011.  Interest is charged at a  flat fee, as defined in each agreement. Additional interest is due upon default. As of December 31, 2010, $39,449 of interest has been accrued and is included in accrued interest.  These parties were also granted  750,000 shares of Series A Convertible Preferred Stock and warrants to purchase 1,248,000 shares of Innolog common stock. The strike price to purchase the common stock is $0.50 per share for 1,098,000 warrants and $0.01 per share for the remaining 150,000 warrants.

Loans from Former Stockholder:

As of December 31, 2010 and December 31, 2009, loans from former stockholder consisted of the following:

	December 31, 2010	December 31, 2009

Note, interest of 15% and principal was originally due on December 31, 2009 (A).	$-	$57,332

Note, interest of $19,600 and principal of $196,000, payable in two installments, $107,800 on April 30, 2010 and $107,800 on May 30, 2010. Additional interest payments of $15,200 were due on April 15, 2010 and May 15, 2010. In addition, 196,000 warrants of Holdings were granted. Repayment of $37,000 has been made toward the principal balance.	159,000	120,000

Note, interest of $13,000 and principal due on July 9, 2010. In addition, 65,000 warrants were granted.	65,000	-

Note, interest of $3,000 and principal due on July 17, 2010. In addition, 15,000 warrants were granted.	2,350	-

Note, interest of $5,000 and principal due on October 9, 2010. In addition, 37,500 warrants were granted.	25,000	-

Other	-	6,299
	$251,350	$183,631

The above noted outstanding loans had not been paid off as of the date of these financial statements and are in default.  Interest expense incurred on these loans amounted to $102,637 for the year ended December 31, 2010.  The loans are currently under renegotiations for extension.

(A) In November 2010, one of the notes in the amount of $57,332, including interest of $17,200, was converted into 30,000 shares of Innolog’s $0.001 par value Series A Convertible Preferred Stock, which was valued at $0.01 per share. At the date of the debt extinguishment, the debt amount including accrued interest exceeded the aggregate market value of the shares granted, and accordingly a gain of $74,232 has been recognized.

Management Fees, Affiliate:

Pursuant to an Executive Management Agreement with Galen entered into on April 1, 2009, the Company was being charged a management fee of $100,000 per month limited to15% of the gross revenue of the Company  effective with the consummation of the agreement. Total management fees amounted to $724,490 and $899,000 for the year ended December 31, 2010 and period from March 23, 2009 (inception) to December 31, 2009, respectively.  The agreement expired on September 30, 2010.  In addition, during 2010, Galen charged the Company $873,784 for costs incurred by Galen in excess of the management fees.  No such costs were charged during 2009.

Dividends to Galen:

In April 2009, the Company entered into an interest-free credit agreement with an affiliate under which the affiliate could borrow up to $1,500,000 through April 15, 2010.  As of December 31, 2009, the outstanding balance was $740,000.  As of December 31, 2009, amounts due to three of the Company’s affiliates under common control amounted to $521,189.  There was no interest charged on these payables and no scheduled due date,  As of December 31, 2009, these amounts were offset and $218,811 was presented as an offset to equity.  In June 2010, the $740,000 due under the note receivable was forgiven, and the amount due to affiliates was offset against the $740,000 and treated as a dividend during 2010 since all of these amounts related to the Company’s sole stockholder or affiliates under common control at the time.

During the year ended December 31, 2010, net advances to Galen amounted to $1,206,596. Of this amount, management of Innolog and Galen identified that $873,784 represented operating expenses incurred by Galen on behalf of Innolog, mainly consisting of consulting fees, payroll, rent expense, and health care expense. Included in costs incurred by Galen on behalf of the Company was $120,706 and $213,244 as compensation and reimbursement of expenses for the Company's president and chief executive officer. Thus, this amount was charged to expense by the Company during the year ended December 31, 2010.  Management of Galen and Innolog determined that the balance of $332,812 was related to Galen and deemed uncollectible. Of this amount, $135, 514 was incurred  through June  2010 and was deemed as a dividend to Galen, the Company’s sole stockholder through that date. The remaining $197,298 was incurred during the second half of 2010 and has been written off.

Consulting Agreement:

In May 2010, Emerging Companies, LLC entered into an agreement with the Company to provide consulting services to the Company relating to merger and acquisition transactions, interfacing with the public markets and other advisors, and other core business advisory services.  Two of the Company’s executive officers and directors are members of Emerging Companies, LLC.  On July 29, 2010, the agreement was amended so that the advisor was granted warrants to purchase 500,000 shares of the Company’s common stock at $.50 per share.

Note 12:  Commitments and Contingencies

Leases:

The Company leases office space in Washington, D.C.; Orlando, Florida; Springfield, Virginia; and McLean, Virginia; under operating leases expiring at various dates through 2013. The premises leases contain scheduled rent increases and require payment of property taxes, insurance and certain maintenance costs. The minimum future commitments under lease agreements existing as of December 31, 2010, are approximately as follows:

Year ending December 31,
2011	$244,000
2012	126,000
2013	33,000

$403,000

Total rent expense amounted to $1,340,255 and $593,239 for the year ended December 31, 2010 and the period from March 23, 2009 (inception) to December 31, 2009, respectively, which includes a straight-line rent adjustment of approximately $33,258 and ($67,307) , respectively.

In 2010, Innovative vacated its office space prior to expiration of the lease. The landlord subsequently filed a lawsuit against the Company under which it pursued total damages of approximately $1,000,000, which approximates the rent charges for the remaining term of the lease. On February 14, 2011, Innovative entered into a settlement agreement in which it agreed to a payment of $350,000 on May 31, 2011. In the event, Innovative does not make the payment timely, it has agreed to a confessed judgment in the amount of  $936,510 and this amount has been included in other accrued liabilities on the balance sheet.

Late Deposit of Payroll Taxes and Employee Income Tax Withholdings:

During 2009 and 2010, the Company has either not made or has been late in making deposits of federal and state employer payroll taxes, as well as employee income tax withholdings.  As of December 31, 2010 and December 31, 2009, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $1,791,250  and $277,762 , respectively, which is included in accrued salaries and benefits on the balance sheet.   The Company is currently in discussions with the taxing authorities to develop a payment plan.

Employment Agreement:

On April 1, 2009, Innovative entered into an employment agreement with its President and Chief Executive Officer through March 31, 2014, which provides for a minimum annual salary of $198,000. At December 31, 2010, the total commitment, excluding incentives, was $ 643,500 .

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

Delinquent payables

The Company has been delinquent in numerous payables to different parties of which some filed law suits against the Company. All necessary accruals have been made as of December 31, 2010 and are included in accounts payable and other accrued liabilities.

Note 13: Income Taxes

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

At December 31, 2010, the Company had net operating loss carryforwards of approximately $5,000,000 for federal and Virginia state tax purposes expiring through 2030.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of December 31, 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

Note 14: Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There were no employer contributions for the year ended December 31, 2010 and 2009, respectively.

Innovative has been late in making deposits of employee deferrals in the amount of $188,284. As of December 31, 2010, the estimated late deposit penalty of $32,000 has been accrued and included in accrued salaries and benefits on the balance sheet. The Department of Labor is reviewing Innovative’s employee benefit plan document as well as other records to determine the status of compliance. The outcome is undetermined as of the date of these financial statements.

Note 15: Capital Stock

Common Stock:

As of December 31, 2009, 100,000,000 shares of $.001 par value common stock were authorized and 20,000,000 shares of common stock were issued and outstanding.  In May 2010, the Company consummated a .44-for-1 reverse stock split, thereby decreasing the number of issued and outstanding shares to 8,882,545, and increasing the par value of each share to $0.0023.  All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts through the period ended December 31, 2009 were restated to reflect the reverse stock split.

In connection with the merger with uKarma, uKarma’s Articles of Incorporation were amended such that there are 200,000,000 shares of $.001 par value common stock authorized and
13,629,973 shares of common stock issued and outstanding. The common stock amount has been changed from $20,000 to $13,630 to reflect the change in par value.

Preferred Stock:

The Company has authorized 50,000,000 shares of preferred stock, with a par value $0.001 per share (“Preferred Stock”). The Preferred Stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has designated 38,000,000 shares of the preferred stock as Series A Convertible Preferred Stock (“Series A Stock”). The holders of Series A Stock have voting rights with a $2.00 liquidation preference per share, and may convert each share of Series A Stock into one share of common stock at any time.  Series A Stock converts automatically upon the occurrence of an offering meeting certain criteria and the sale of the Company. Holders of the Series A Stock are entitled to accrue dividends based on the prior fiscal year’s net income equal to 10% of such net income. As of December 31, 2010, there were 37,394,758 shares of Series A Stock outstanding and no dividends have been accrued.

Dividends:

As of the year ended December 31, 2009, the net amount of due from Galen, totaling $218,811, was reclassified to equity and was treated as a dividend to Galen during 2010. During the year ended December 31, 2010, the Company assumed two notes payable from Galen totaling $359,405.  Of this amount, $279,636 was recorded as dividends to Galen. In addition, during 2010, net advances to Galen totaling $135,514 were deemed as a dividend to Galen. These dividends were made during the time that Galen was the sole stockholder of Innolog.

Stock Warrant Activity:

On March 31, 2009, the Company granted 4,000,000 warrants to various affiliated individuals in conjunction with their guarantee of the Company’s line of credit (Note 8) and their loans to the Company (Note 11).  The warrants had an exercise price of $0.01 per share and a life of five years.  All warrants were fully vested on the date of grant.  The fair value of the warrants was $520,000 and was charged to interest expense for the period from March 23, 2009 (inception) to December 31, 2009. In May 2010, these warrants were reversed on a .44 to 1 basis to 1,760,000 shares with an exercise price of $.023 as a result of the reverse stock split.

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

For the three months ended September 30, 2010, the Company granted 1,515,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital (Notes 10 and 11). The warrants have an exercise price of $.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was zero at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	68.64%
Average risk free interest rate	1.27%
Expected life (in years)	5.0

For the three months ended December 31, 2010, the Company granted 553,000 warrants to various individuals in conjunction with the individuals lending the Company funds for  working capital (Notes 10 and 11). 150,000 of the warrants have an exercise price of $.01 and a life of 5 years, and the remaining 403,000 of the warrants have an exercise price of $.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was zero at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	63.07%
Average risk free interest rate	2.01%
Expected life (in years)	5.0

A summary of the Company’s warrant activity and related information is as follows:

Warrant Summary	Warrants		Weighted Average Exercise Price
Outstanding, March 23, 2009	-		$-
Granted	1,760,000	(A)	$.0227
Exercised	-		$-
Forfeited/Expired	-		$-
Outstanding, December 31, 2009	1,760,000	(A)	$.0227

Granted	41,174,857		$0.498
Merger with uKarma	142,272		$10.47
Exercised	-		$-
Forfeited/Expired	-		$-
Outstanding, December 31, 2010	43,077,129		$.5134

(A)	The original warrant granted was 4,000,000 which is in equivalent of 1,766,000 after the .44-for-1 reverse stock split.

At December 31, 2010, there were 43,077,129 warrants outstanding and exercisable.  These warrants had a weighted average exercise price of $.5134 and a weighted average remaining life of 53.7 months.

 The intrinsic value of the warrants granted during 2010 is zero since the exercise price is greater than the fair value of the stock..

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

A summary of the status of stock options issued by the Company as of December 31, 2010 is presented in the following table. Shares have been adjusted to reflect uKarma’s reverse stock split of 11.120904 to 1 effective as of the date of merger:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	476,130	$2.22
Granted	13,429,500	$0.50
Exercised/Expired/Cancelled	(453,650)	$2.22
Outstanding at end of year	13,451,980	$0.503

Exercisable at end of year	12,892,480	$0.503

The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on the estimated volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has determined through a Black Scholes analysis that the fair value of the options was zero at the time of issue.

The following assumptions were used in arriving at a fair value of the options:

Risk free interest rate	1.27%
Expected dividend yield	0%
Expected lives	60 months
Forfeiture rate	0%
Expected volatility	68.64%

These stock options have a weighted average remaining life of 55.9 months. The intrinsic value is not greater than the grant price.

Note 16: Quarterly adjustments

On May 10, 2011 our Principal Executive Officer, Principal Financial Officer and the Chairman of our Audit Committee concluded that our previously issued consolidated financial statements for the three months ended March 31, 2010, the six months ended June 30, 2010 and the nine months ended September 30, 2010 should no longer be relied upon.  The consolidated financial statements for the three months ended March 31, 2010 and for the six months ended June 30, 2010 were included in amendments to our Current Report on Form 8-K which was originally filed with the Securities and Exchange Commission on August 16, 2010.  The amendments were filed with the Securities and Exchange Commission on August 16, 2010 and October 15, 2010, respectively.  The consolidated financial statements for the nine months ended September 30, 2010 were included in our Quarterly Report on Form 10-Q, which was filed with the Securities and Exchange Commission on November 22, 2010.  The errors in the consolidated quarterly financial statements include the following:

(i)	The notes payable were understated by $359,405;
(ii)	Expenses incurred by related parties on behalf of the “Company” were misstated; and
(iii)	Dividends to Innolog’s former sole stockholder were misstated.

The effects of the adjustments are illustrated below:

	Originally	Adjustment	Restated
	Reported	Required	Amounts
Three months ended
March 31, 2010

Consolidated Balance Sheet
Total Assets	$4,866,665	(i) Increase in deposit of $19,846	$4,886,511
Total Liabilities	$7,995,244	(i) increase in notes payable of $359,405	$8,354,649
Total Stockholder’s Equity	$(3,128,579)	(ii) increase in dividend paid of $77,185	$(3,468,138)
		(ii) increase in accumulated deficit of $264,018
Consolidated Statement of Operations
Net Loss	$(436,043)	(ii) increase in other expense of $264,018	$(700,061)
		(ii) increase in net loss of $264,018
Consolidated Statement of Stockholder’s Equity
Common Stock	$20,000	No adjustment	$20,000
Preferred Stock	$0	No adjustment	$0
Additional Paid in Capital	$520,000	No adjustment	$520,000
Accumulated Deficit	$(3,247,317)	(ii) increase in dividends paid of $77,185	$(3,586,876)
		(ii) increase in net loss of $264,018
Six months ended
June 30, 2010

Consolidated Balance Sheet
Total Assets	$4,365,000	(i) Increase in deposit of $19,846	$4,384,846
Total Liabilities	$7,039,209	(i) increase in notes payable of $359,405	$7,398,614
Total Stockholder’s Equity	$(2,674,209)	(ii) increase in dividend paid of $415,150	$(3,013,769)
		(ii) decrease in accumulated deficit of $75,590
Consolidated Statement of Operations
Net Loss	$(553,772)	(ii) increase in other expense of $151,523	$(478,182)
		(ii) decrease in bad debt expense of $227,113
		(ii) decrease in net loss of $75,590
Consolidated Statement of Stockholder’s Equity
Common Stock	$20,000	No adjustment	$20,000
Preferred Stock	$36,965	No adjustment	$36,965
Additional Paid in Capital	$852,683	No adjustment	$852,683
Accumulated Deficit	$(3,583,857)	(ii) increase in dividends paid of $415,150	$(3,923,417)
		(ii) decrease in net loss of $75,590

Nine Months Ended
September 30, 2010

Consolidated Balance Sheet
Total Assets	$1,189,321	(i) Increase in deposit of $19,846	$1,209,167
Total Liabilities	$7,738,380	(i) increase in notes payable of $359,405	$8,097,785
Total Stockholder’s Equity	$(6,549,059)	(ii) increase in dividend paid of $415,150	$(6,888,619)
		(ii) decrease in accumulated deficit of $75,590
Consolidated Statement of Operations
Net Loss	$(4,432,622)	(ii) increase in other expense of $7,885	$(4,357,032)
		(ii) decrease in bad debt expense of $83,475
		(ii) decrease in net loss of $75,590
Consolidated Statement of Stockholder’s Equity
Common Stock	$13,630	No adjustment	$13,630
Preferred Stock	$37,365	No adjustment	$37,365
Additional Paid in Capital	$862,653	No adjustment	$862,653
Accumulated Deficit	$(7,462,707)	(ii) increase in dividends paid of $415,150	$(7,802,267)
		(ii) decrease in net loss of $75,590

The Company intends to file an amended Form 8-K and an amended Form 10-Q as soon as practicable. The adjustments disclosed above have been included in our consolidated financial statements for the year ended December 31, 2010.

Note 17: Subsequent Events

On January 10, 2011 the Company borrowed $125,000 from an individual. The loan carried a flat fee of $12,500. In addition, the individual was awarded warrants for 50,000 shares of Innolog common stock at a price of $.50 and expiration of five years. This loan has been repaid.

On February 1, 2011 the Company borrowed $100,000 from an individual. The loan carried a flat fee of $15,000. In addition, the individual was awarded warrants for 100,000 shares of Innolog common stock at a strike price of $.50 and expiration of five years and  Galen transferred 400,000 registered common shares in exchange for 1,000,000 unregistered common shares of the Company. This loan has been repaid. The unregistered shares have not yet been issued.

During February 2011 the Company borrowed funds on loans totaling $162,500 from a trust. The loans carried flat fees totaling $16,250. $12,500 of the loans was paid off in February 2011. The remaining $150,000 of the loans matured on February 22, 2011. These loans  were extended to March 7, 2011 for a late fee of $15,000 and an extension fee of $15,000. A second extension was given until April 20, 2011. Loans totaling  $75,000 have been paid leaving a balance of  $75,000 which has been extended until May 20, 2011 for a fee of $7,500.  In addition, 402,000 shares of Series A convertible preferred stock were granted by Galen.

In February 2011 the Company borrowed $12,500 from a former stockholder. The loan carried a flat fee of $1,250. This loan has been repaid.

On February 10, 2011 the Company borrowed $150,000 from a related individual. The loan carried a flat fee of $15,000. In addition, the individual was awarded warrants for 150,000 shares of Innolog common stock at a price of $.50 and expiration of five years. This loan must be paid down by $75,000 by October 31, 2011 and has a maturity date of February 10, 2012.

On March 22, 2011 the Company entered into a $200,000 line of credit agreement with Atlas Advisors, LLC. The maturity date of the line is October 21, 2011. The line of credit carries an upfront fee of 5% and a flat fee of 10% per draw. In addition, Atlas Advisor was awarded warrants for 400,000 shares of Innolog common stock at an exercise price of $.01 per share and an expiration date of five years.

On April 27, 2011 the Company borrowed $25,000 from a trust. The loan carried a flat fee of $2,500 and a maturity date of May 5, 2011.

Item 9.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We conducted an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses in our disclosure controls and procedures:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We do not have review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically possible. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

4. We do not have adequate and qualified accounting staff to perform the accounting functions.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

In April 2011, we retained the services of an outside accounting firm with experience in financial reporting to assist us with the Company’s accounting and the process of implementing internal controls to remediate these material weaknesses. Written documentation of the internal controls of financial reporting will be prepared after our material weaknesses have been eliminated and our disclosure controls and procedures are effective.

We anticipate that our internal controls will be implemented, tested, deficiencies remediated and documented by the end of 2011.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of written documentation of internal control policies and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of review and supervision over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Principal Executive Officer and our Principal Financial Officer in connection with the audit of our financial statements as of December 31, 2010.

Management believes that the lack of documentation of internal controls did have an effect on our financial results.

The Company filed a Current Report on Form 8-K on May 12, 2010 relating to a restatement of past financial statements.

Changes in Internal Control over Financial Reporting

In April 2011, we retained the services of an outside accounting firm with financial reporting expertise to oversee and prepare the Company’s financial reporting. The changes to be made by these individuals to our internal control over financial reporting included the following:

•	Timely filing of reporting information.
•	Review of financial reporting information by personnel with sufficient experience.
•	Proper application of generally accepted accounting principles.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers. Each director began serving on August 18, 2010. Each director listed below served as a director of Innolog Holdings Corporation from its inception in March 2009.

Name	Age	Position
William P. Danielczyk	49	Executive Chairman of the Board
Michael J. Kane	58	Corporate Secretary/Treasurer, and Director
Verle B. Hammond	77	Director, President & CEO of Innovative Logistics Techniques, Inc.
Bruce D. Riddle	55	Director and Chairperson of the Audit Committee
Stephen D. Moses	76	Director
Ian J. Reynolds, M.D.	62	Director
Erich Winkler	56	Director

William P. Danielczyk Executive Chairman. Mr. Danielczyk has extensive experience in the healthcare and banking sectors. Since June 2010, he has served as Chairman and founding member of Emerging Companies, LLC , a merchant banking firm serving middle-market companies. From July 2002 through May 2010, Mr. Danielczyk served as Chairman of Galen Capital Corporation (‘GCC’), a diversified middle- market investment banking firm with a focus on the healthcare and defense sectors.  During his tenure, he grew GCC from 1 to 5 offices and acquired and/or completed over $2 billion of transactions.  Mr. Danielczyk’s previous positions include being a member of the Board of Directors of AcuNetx, Inc. a publicly-traded company.  Mr. Danielczyk was also Chairman and CEO of Millenium Health Communications, Inc., (‘MHC’) a B2B healthcare technology company.  Mr. Danielczyk led MHC through a merger with, and became Chairman of, Surgical Safety Products, a publicly traded company.  Mr. Danielczyk also previously served as Chairman of the Board of IJM Holdings Corporation, TEDA Travel, Incorporated and Reli Communications, a telecommunications service provider.  Mr. Danielczyk was the founder and CEO of Ambulatory Healthcare Corporation of America (AHCA), a comprehensive network of integrated and innovative outpatient healthcare services. An advisor on healthcare issues to government and industry leaders, Mr. Danielczyk was a member of the National Health Museum Board of Trustees from 1999 to 2002, has served on numerous other not-for-profit boards and held advisory positions with a host of charitable organization. Mr. Danielczyk was appointed to the board in conjunction with an agreement signed by Innolog Holdings Corporation and Emerging Companies, LLC on May 26, 2010. Mr. Danielczyk offered us a wealth of experience from which to draw, not only as a former member of the board of directors of a publicly traded company, but also as a result of his background in the investment banking and healthcare industries, since it is our intention to expand our core logistics business into the area of government healthcare services.

Michael J. Kane Secretary, Treasurer & Director. Mr. Kane has been a partner in Emerging Companies, LLC, a merchant banking firm serving middle-market companies, since June 2010.  Mr. Kane brings a wealth of corporate finance experience to the Innolog Holdings management team. From May 2007 to May 2010, Mr. Kane was Vice Chairman and Chief Financial Officer of Galen Capital Corporation, a diversified middle market investment banking firm with a focus on the healthcare and defense sectors.  Mr. Kane was instrumental in growing GCC from 1 to 5 offices and completing over $2 billion in capital markets transactions. From April 2004 until May 2007, Mr. Kane was the Vice Chairman - Corporate Finance of Galen’s Nashville, Tennessee office. Mr. Kane brings 28 years in commercial banking experience, having spent more than 20 years with SunTrust Bank serving in senior management positions such as Executive Vice President and Senior Credit Officer. While at SunTrust Mr. Kane served as the head of the Nashville bank’s national healthcare lending area. This area focused on the for profit healthcare services segment. Mr. Kane formerly served as Chairman of the Finance Board of the Diocese of Nashville and was formerly the Chairman of the State of Tennessee Bank Collateral Pool Board. He has a B.S. in Finance from Indiana University, a MBA from the University of Notre Dame and is a graduate of the Stonier Graduate School of Banking. Mr. Kane was appointed as an officer and to the board in conjunction with an agreement signed by Innolog Holdings Corporation and Emerging Companies, LLC on May 26, 2010. Mr. Kane’s extensive experience in corporate finance, and particularly his experience in the area of healthcare lending, led us to determine that he would be qualified to act as a director.

Verle B. Hammond, Director, President and CEO of Innovative Logistics Techniques, Inc. Mr. Hammond is President and CEO of Innovative Logistics Techniques, Inc. (Innovative). Since founding Innovative in 1989, he has grown the company to its current status as one of the nation's leading providers of supply chain logistics solutions.  During the period from Innovative’s inception to 2004, the business grew from a staff of 8 with a $250,000 contract to over 300 employees and annual revenues of around $65 million.  Deloitte and Touché recognized Innovative as part of its 1998 Virginia Fast 50 ranking of the fastest growing technology companies in the state.  Black Enterprise Magazine has recognized Innovative since 1996 in its annual "Top 100" listing of America's largest and most successful black-owned companies.  As the founder and CEO of Innovative, he has been at the forefront of out-of-the-box logistics thinking in areas such as asset visibility and supply chain technology.  With 44 years of experience in logistics, Mr. Hammond continues to guide the direction of Innovative. Innovative has been a mentor company for several years in the U.S. Defense Department’s Mentor Protégé program. Innovative has been a protege company for several years in the Small Business Associations' Mentor Protege Program. Mr. Hammond recently received the Parren J. Mitchell Foundation’s Lifetime Achievement Award for his achievements as a minority business owner. Mr. Hammond is the Treasurer of the Board of Trustees for the University of the District of Columbia. During his 28 years in the U.S. Army, Mr. Hammond earned the rank of Colonel and held key command and management assignments in all aspects of logistics and weapons systems acquisitions, with overseas assignments in Iran, Korea and Vietnam.  He served five years at the U.S. Army Materiel Command in ADP Systems Development, Systems Integration, ADP Networking, Weapon Systems Management, and Integrated Logistics Support.  While serving in Vietnam he was awarded 4 Bronze Stars, 3 Air Medals, and the South Vietnamese Honor Medal as a Combat Logistician. After retiring from the US Army in 1984, Mr. Hammond joined Innovative Technology, Inc. (ITI) as the company’s Army Program Manager.  In less than a year he was promoted to Senior Vice President and Director of Operations with responsibility for all technical and administrative operations.  During his five years at ITI, revenue from Army sources increased an average of 338% per year.  In December 2002, Mr. Hammond co-founded The Verle and Eleanor Hammond Foundation as a non-profit public charity.  The current geographic focus is Loudoun County, Virginia and St. Johns County, Florida. The foundation focuses on working with families, schools, and communities to enable and inspire youth who are not given the opportunity to realize their full potential, through programs that increase their visibility and self awareness. Mr. Hammond’s extensive experience in providing logistics to government agencies and his history with Innovative Logistics Techniques, Inc. led us to determine that he would be qualified to act as a director.

Stephen D. Moses, Director. Mr. Moses, brings over 30 years of finance, mergers and acquisitions, as well as business and real estate development experience to the firm. Throughout his career he has served his government, his community and leading corporations in significant and successful projects. From May 2007 through May 2010, Mr. Moses served as Vice Chairman of Galen Capital Corporation, a diversified middle- market investment banking firm with a focus on the healthcare and defense sectors. From 2002 to2007, Mr. Moses was Vice Chairman of MP Biomedicals, Inc., a company dedicated to promoting research in the life science and biotech industries. He was founder and chairman of National Investment Development Corp. and of Brentwood Bank. Mr. Moses has been involved in the privatization and capitalization of businesses in the emerging economies of the former Soviet Bloc, as a member of the Board of ICN Pharmaceuticals (NYSE) and Chairman of its Audit Committee. He was a member of the Board of The Central Asian-American Enterprise Fund, appointed by the President of the United States and was Chair of its Investment Committee. Mr. Moses has been active in the field of government housing programs and real estate syndication and development for nearly 20 years. He has held senior level positions at Boise Cascade Corporation, City Construction Corporation (an amalgamation of the resources of Kidder, Peabody & Co., Inc. and Prudential Insurance Company of America) and Transcontinental Realty Corporation. Mr. Moses serves or served on various boards of not-for- profit and for-profit organizations, has been active on several Presidential Commissions and served on a range of national political campaigns. He received a BS in Economics from Franklin & Marshall College and is a Cum Laude graduate of Harvard Law School.

Bruce D. Riddle, CPA, CFP, Director and Chairman of Audit Committee. Since 1996, Mr. Riddle has been the Managing Member and Founder of BDR Associates, LLC, a firm specializing in tax, financial, investment and business planning. Business owners and executives rely on Mr. Riddle’s expertise for a variety of business and financial issues including tax return preparation, the financial viability and appropriate structure for business ventures, income tax planning, compensation planning, retirement planning, estate and gift tax planning, business succession planning, wealth transfer planning and overall investment review regarding asset allocation and investment performance issues. On the business side, Mr. Riddle works with clients on assembling their management teams, negotiating contracts, and assists them in identifying sources of capital and obtaining loans. Mr. Riddle also helps evaluate the financial viability and financial structure of projects. Mr. Riddle is a graduate of the University of North Carolina at Chapel Hill and began his career with Ernst & Whitney (now Ernst & Young) in the audit practice and was promoted to Manager in his third year. He spent time in Ernst's National Tax Department. In the mid-1980's, Mr. Riddle was the CFO of a private investment counseling firm and a real estate development firm. In the later 1980's, Mr. Riddle was a Senior Manager with KPMG. Prior to forming BDR Associates, Mr. Riddle served as a Partner in Charge of Tax at a Washington D.C. based CPA firm. Mr. Riddle’s extensive knowledge in matters relating to business finance and his accounting education and background, which we believe qualifies him as an audit committee financial expert, led us to determine that he would be qualified to act as a director.

Ian J. Reynolds, M.D., Director. Dr. Reynolds is a recognized and accomplished leader in the specialty of Orthopedics.  Dr. Reynolds attended Indiana School of Medicine. He performed his residency at the Ochsner Foundation Hospital in New Orleans, LA between 1976 and 1980 in Orthopedics. He served as Danforth Memorial Hospital’s Chief of Staff from 1986-1987. Since then, Dr. Reynolds has served on staff at several other Houston area hospitals and medical centers and is certified by the American Board of Orthopedic Surgeons and is a Fellow of the American Academy of Orthopedic Surgeons. Dr. Reynolds is a founder of the first freestanding outpatient surgical center in Texas. He is a member of the Texas Orthopedic Association, Southern Orthopedic Association, Texas Society of Sports Medicine, American Medical Association, North American Spine Society and North American Orthopedic Society and a lifetime member of PHI RHO SIGMA, Honorary Medical Fraternity. Dr. Reynolds donates his time and service for local junior and high school soccer teams. His entrepreneurship and executive leadership qualities, along with his healthcare business acumen provide Dr. Reynolds with the qualifications to act as a director, particularly as Innolog Holdings pursues opportunities within the government healthcare services sector.

Erich Winkler, Director.   Mr. Winkler brings us over 25 years of experience in leading and successfully executing   business and information technology transformation programs. In February 2011, Mr. Winkler joined AIG Inc. as Senior Information Officer at AIG. In this position, Mr. Winkler directs a number of major financial systems transformation programs. In March 2008 he founded BizTek-Global, an advisory and consulting firm specializing in aligning business and information technology strategies, and in managing acquisition, integration, outsourcing and divestiture programs. From 1990 to 2007, Mr. Winkler held various senior information technology management positions with the Altria Group of companies, a Fortune 20 global consumer goods industry leader. He led the information technology functions at several of the company's business divisions in North America, Europe, and in Asia/Pacific. Throughout his career, Mr. Winkler significantly contributed to improving business performance through the effective deployment of information technology solutions in the areas of sales, marketing, supply chain, research and development, finance and human resources systems.  From 2004 to 2010, Mr. Winkler also served on the Board of the Society for Information Management (SIM) New York, a non-for-profit professional organization for senior information technology executives committed to leadership development and innovation. Mr. Winkler holds a degree in Business Administration from the Zurich School of Business Administration.  We believe that Mr. Winkler’s extensive experience in assisting businesses with information technology strategies and in managing and integrating acquisitions, as well as his “hands-on” experience in managing information technology with the Altria Group of companies, provide him with the qualifications to act as a director.

Management of Innovative Logistics Techniques, Inc.

The following table sets forth the names and ages of our executive officers, and key employees as of the date of this report:

Name	Age	Position
Verle B. Hammond	77	President and Chief Executive Officer
Pamela R. Holmes	52	Senior Vice President of Contracts
Bill Anaya	69	Senior Vice President of Navy Programs
Jerry Thomas	63	Senior Vice President of Army Programs

Verle B. Hammond, President and Chief Executive Officer. Mr. Hammond’s biography is described above.

Pamela R. Holmes, Senior Vice President of Contracts. Pamela Holmes is the Senior Vice President of Contracts at Innovative Logistics Techniques, Inc.  She has been with Innovative since 1990 and is responsible for the Company's marketing, strategic business development, contracts and proposal development activities. She oversees the creation of all corporate marketing materials and actively participates in the planning and execution of Innovative 's corporate growth objectives. Before joining Innovative , she was employed with Innovative Technology Incorporated. At this product-oriented firm, she planned and managed channel sales organization and customer service teams and was responsible for marketing materials, promotional development, and GSA Schedule development.

Bill Anaya, Program Manager of Navy Operations. Mr. Anaya’s career has encompassed nearly 40 years in both management of business operations and engineering management. Mr. Anaya’s career began at Fairchild Space and Electronics and Raytheon Corp while he obtained his Bachelor’s degree in Electric Engineering from The George Washington University in 1972. This experience has spanned various engineering disciplines from design to test & evaluation of radar programs for the Coast Guard and space communications projects for NASA. In 1975 Mr. Anaya accepted a position as a systems engineer with the U.S. Army to direct the development of radar and U.S. weapons systems. From 1977 to 1988, Mr. Anaya’s experience and responsibilities significantly expanded from systems engineer to group leader to Vice President of the Tactical Warfare Division of Special Warfare Laboratory (SWL), Inc. As Vice President of the Tactical Warfare Division, Mr. Anaya led all aspects of Electronic Warfare (EW) and special operations used on surface ships, submarines, and naval aircraft. Additionally, he directed the Tactical Warfare Division, providing program management and system engineering expertise to the Naval Sea Systems Command Electronic Warfare Directorate on programs such as: new generation EW, Science & Technology for EW, Research Development Test & Evaluation, production and fleet support, offboard decoys, airborne EW/SIGINT, Marine Corps C3I, combat systems integration and hardkill-EW and combat identification improvements efforts. In 1989, Mr. Anaya started and incorporated his own engineering company as WGA, Inc. He expanded operations to include five offices in Pensacola, Florida; Annapolis Maryland; Farmingdale, NJ; Charleston, SC, and home office in Arlington, VA. The worked performed included engineering and technical support functions that encompassed system engineering disciplines related to EW systems, program management of major Navy programs, in-plant engineering related to underwater towed systems, technical documentation and testing support in the development of communications equipment, and training and system safety programs related to special naval forces while working in-plant with prime system developers. WGA, Inc. was recognized as a successful and profitable firm that created an opportunity to sell the company in 1998. After the purchase of WGA, Inc. by INNOLOG Inc., Mr. Anaya agreed to continue to work as a staff member and later as Director Navy Programs for INNOLOG, Inc. Mr. Anaya continues to provide systems engineering and program management support in system development efforts including systems analyses, trade studies, concept of operations (ConOps) to numerous naval organizations to support major program decisions. Mr. Anaya’s leadership has provided a continuing stream of revenue and growth in the Navy division throughout his tenure with INNOLOG.

Jerry Thomas, Program Manager of Army Programs. Mr. Thomas has over 30 years of professional success and experience in the defense acquisition industry. Mr. Thomas worked for INNOLOG from 1990 until 2002, providing leadership and management in the fields of operations, business development, and project management in the combined areas of Logistics and Information Systems. In 2002, he left to pursue an opportunity with Batelle where he was a Principal Research Scientist support AMC G-3, Deputy for Army Logistics Enterprise Integration, before rejoining Innolog in May of 2006. Mr. Thomas provides corporate and government clients with consultative services in the areas of: strategic planning and management, Business Process Reengineering (BPR), continuous process improvement, ISO 9001:2000 certification preparation, project management, systems development and integration, and metrics/performance assessments while taking responsibility for the operational performance of his group. Mr. Thomas, who holds a degree in Business Administration (with Honors) from Park College in Parkville, Missouri, is also a graduate of the US Army, Command & General Staff College and the Defense Systems Management College. He capped is military career as Chief of Logistics for Director of Information Systems for Command, Control, Communications, and Computers (DISC4) advanced technology EAC C3I systems. He retired from the U.S. Army in 1989 as a Lieutenant Colonel. Mr. Thomas holds active memberships in several professional organizations including the Armed Forces Communications Electronics Agency, the Association of the United States Army, and the Society of Logistics Engineers.

Family Relationships

Pamela Holmes, Senior Vice President of Contracts, is the daughter of CEO, Verle Hammond. Additionally, Anthony Hammond, the son of Verle Hammond is an employee of Innovative Logistics Techniques in a non-executive position.  There are no family relationships among officers and directors at Innolog Holdings Corporation.

Other than as described above, there are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

With the exception of the following, to the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

In 2007, William P. Danielczyk, the Chairman of Galen Capital Corporation, was named a subject of a government investigation concerning alleged company campaign contributions to a candidate for federal elections. When questions arose, Galen Capital Corporation and Mr. Danielczyk engaged outside counsel to conduct its own investigation and voluntarily reported the key facts to government agencies in a written submission. On February 16, 2011, Mr. Danielczyk was formally charged with reimbursing campaign contributions, obstructing justice and making false statements to the Federal Election Commission. Mr. Danielczyk pleaded not guilty to the allegations.

William P. Danielczyk served as Chairman of ITS/Reli-Communications, which filed for Bankruptcy in June, 2002.

Board of Directors

Our board of directors is currently composed of seven members. All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. Our bylaws provide that the authorized number of directors will be not less than one.

Board Committees; Director Independence

Our board of directors  established an Audit Committee, Compensation Committee and Executive Committee.  The members of the Audit Committee are Bruce Riddle, Chairman and Ian Reynolds and Erich Winkler; the members of the Compensation Committee are Ian Reynolds, Chairman and Steve Moses; and the members of the Executive Committee are William Danielczyk, and Michael Kane.

We have determined that Mr. Riddle is an Audit Committee Financial Expert.

Neither Messrs. Reynolds, Winkler, Riddle, or Moses is, or has been in the past, an officer or employee of the Company. On August 12, 2010 thru December 31, 2010 Mr. Reynolds loaned us a total of $129,000. As consideration for these loans, we issued warrants for 203,000 shares of common stock. Please see Item 13 of this report titled “Certain Relationships and Related Transactions and Director Independence” for a more complete description of this transaction.

Four of the members of our board of directors are independent in accordance with the definitions and criteria applicable under NASDAQ rules. They are Erich Winkler, Ian Reynolds, Bruce Riddle and Steve Moses.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to Mr. Michael Kane, c/o Innolog Holdings Corporation, 4000 Legato Road, Suite 830, Fairfax, Virginia 22033.

Corporate Governance

Our board of directors has not yet adopted procedures by which stockholders may recommend nominees to the board of directors others than those outlined in the by laws of the company.

Item 11.	Executive Compensation

Executive Compensation

The following summary compensation table reflects all compensation for fiscal year 2009 received by our predecessor’s principal executive officer, principal financial officer, and two most highly compensated executive officers whose salary exceeded $100,000.

Summary Compensation Table - Predecessor

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Comp- ensation ($)		Total ($)

Bill Glaser,	2009	$144,231	(2)	—	—	$190,108	—	—	$9,000	(3)	$343,339
CEO and Interim CFO

(1)	The assumptions made in the valuation of these options can be found in Note 2 to uKarma’s financial statements for the period ended December 31, 2009.

(2)	This amount was paid in the form of 7,211,535 shares of our common stock.

(3)	This compensation consists of a car allowance of $750 per month pursuant to Mr. Glaser’s employment agreement.

The following summary compensation table reflects all compensation paid during the 2010 and 2009 fiscal years to the principal executive officer of Innolog Holdings Corporation by Innovative Logistics Techniques, Inc. as well as the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year. We refer to these individuals as the “named executive officers” in the discussion below.

Summary Compensation Table – Innolog Holdings Corporation and Innovative Logistics Techniques, Inc.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ( $)	Option Awards ($)(2)	Non- Equity Incentive Plan Comp- ensation ($)	Non- qualified Deferred Comp-ensation Earnings ($)	All Other Compensation ( $)	Total ($)
William P. Danielczyk Exec Chairman	2009	$0	-	-	$0	-	-	-	$0
	2010	$177,687	-	-	-	-	-	-	$177,687

Verle Hammond,	2009	$196,400	-	-	$0	-	-	-	$196,400
President & CEO	2010	$197,000							$197,000

Bill Anaya SVP Navy Programs	2009	$147,500	-	-	$0	-	-	-	$147,500
	2010	$152,696	-	-	_	-	-	-	$152,696

(1)	Messrs. Hammond, and Anaya salary in 2010 and 2009 were paid by Innovative Logistics Techniques, Inc. (the operating company)..
(2)	The assumptions made in the valuation of these options can be found in Note 16 to the Company’s financial statements for the period ended December 31, 2010

Outstanding Equity Awards at Fiscal Year End

Option Awards					Stock Awards
	Number of securities underlying unexercised options		Option exercise	Option expiration	Number of shares or units of stock that have not	Market value of shares or units of stock that have not	Equity incentive plan awards: number of unearned shares, units or other rights that have not	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not
Name	Exercisable	Unexercisable	price	date	vested	vested	vested	vested

William P. Danielczyk	4,000,000	0	$0.50	8/23/2015	0	0	0	0

Verle Hammond	900,000	0	$0.50	8/23/2015	0	0	0	0

Bill Anaya	30,000	0	$0.50	8/23/10	0	0	0	0

During the fiscal year ended December 31, 2010, none of the named executive officers exercised options.

Director Compensation

The following table provides information for compensation paid to our non-employee directors during the last fiscal year.  Not included in the table are amounts reimbursed to each director for expenses he incurred in attending the meetings.

Name	Fees Earned or Paid in Cash ($)(1)		Option Awards ($)(2)		Total ($)

Stephen D. Moses	$0		$0	(3)
Bruce D. Riddle	$56,810	(8)	$0	(4)	$56,810
Ian J. Reynolds, M.D.	$0		$0	(5)
Erich Winkler	$0		$0	(6)
Michael Kane	$50,174	(8)	$0	(7)	$50,174
(1) Each member of the Board of Directors will receive $1,000 for each meeting he attends beginning in 2011.
(2) Please see Note 16 to our audited financial statements for the fiscal year ended December 31, 2010 for the assumptions used to calculate the value of the options granted.  The options were granted on August 23, 2010, have a term of 5 years and an exercise price of $0.50 per share.
(3) Mr. Moses received an option to purchase 750,000 shares of the Company’s common stock.
(4) Mr. Riddle received an option to purchase 750,000 shares of the Company’s common stock.
(5) Dr. Reynolds received an option to purchase 1,500,000 shares of the Company’s common stock.
(6) Mr. Winkler received an option to purchase 600,000 shares of the Company’s common stock.
(7) Mr. Kane received an option to purchase 2,000,000 shares of the Company’s common stock.
(8) Fees earned by Mr. Riddle and Mr. Kane were for consulting services.

Retirement Plans

Except as described below, we currently have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Innovative Logistics Techniques, Inc. maintains a 401(k) plan that is tax-qualified for its employees, including its executive officers. The plan does not offer employer matching with the 401(k) plan. The 401(k) plan does, however, offer a discretionary employer contribution at year end.

Potential Payments upon Termination or Change-in-Control

Except as described below under “Employment Agreements,” we currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities.

Employment Agreements

The following are summaries of Innovative Logistics Techniques, Inc. employment agreements with the Company’s executive officers and other employees.

On April 1, 2009 Innovative Logistics Techniques, Inc. entered into a 4-year agreement with Verle Hammond. During that time he willl serve as President and CEO of Innovative. Mr. Hammond has the option, after a period of two years, to retire as President and CEO and serve as Chairman of Innovative Logistics Techniques, Inc.  Pursuant to the agreement, Mr. Hammond is paid a salary of $198,000 per year.  During the term of the agreement, he will also be eligible to participate in any employee benefits offered by Innovative to its employees.  Aside from a termination of his employment due to the expiration of the agreement, Mr. Hammond’s employment may be terminated by Innovative for cause, as defined in the agreement, or as a result of his death or disability.  Mr. Hammond has agreed not to compete with us or solicit our employees for a period of three years following the termination of his employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and RelatedStockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of May 12, 2011 for each of the following persons:

•	each of our directors and/or executive officers;

•	all such directors and executive officers as a group; and

•	each person (including any group) who is known by the Company to own beneficially five percent or more of the Company’s common stock after the Closing of the Merger.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 4000 Legato Road, Suite 830 Fairfax, VA 22033. The percentage of class beneficially owned set forth below is based on 14,129,973 and 36,894,758 shares of common stock and Series A Preferred Stock, respectively, issued and outstanding as of May 12, 2011.

Named executive officers and directors: (1)	Number of Common Shares beneficially owned (2)(3)	Percentage of class beneficially owned	Number of Preferred Shares beneficially owned (2)	Percentage of Series A Preferred Shares beneficially owned
William P. Danielcyzk	12,370,041	49.90%	2,483,391	6.64%
Michael J. Kane	7,124,809	34.07%	2,052,769	5.49%
Verle B. Hammond	2,266,656	13.97%	878,665	2.35%
Bruce D. Riddle	1,475,527	9.50%	300,000	0.80%
Stephen D. Moses	3,724,073	20.97%	1,260,000	3.37%
Ian J. Reynolds	5,101,816	27.01%	1,332,500	3.56%
Erich Winkler	1,494,111	9.62%	300,000	0.80%
All directors and executive officers as a group (7 persons)	33,557,033		8,607,325

5% Stockholders: (1)
Melvin D. Booth	5,084,113	26.57%	2,185,000	5.84%
Dr. Harry R. Jacobson, MD	21,431,942	60.38%	10,192,363	27.26%
Galen Capital Corporation (4)	7,500,000	34.67%	3,500,000	9.49%
GOFSIX, LLC (5)	17,233,000	55.84%	8,616,500	23.04%
Joe Kelley	4,734,137	26.02%	1,275,850	3.41%

* Less than 1%.

(1)	Unless otherwise noted, the address for each of the named beneficial owners is 4000 Legato Road, Suite 830 Fairfax, VA 22033.

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

(3)
The number of common shares beneficially owned includes the number of shares of common stock that would be received by the stockholder if he converted all of his Series A Convertible Preferred Stock as well the number of shares of common stock that would be received by the stockholder if he exercised all of his warrants to purchase common stock.

(4)	Mr. Danielczyk is the executive chairman of Galen Capital Corporation. Voting and investment control of the securities owned by Galen Capital Corporation is exercised by its board of directors.

(5)
Members of GOFSIX, LLC include Messrs. Danielcyzk, Kane, Moses and Reynolds, all current directors, Dr. Jacobson, a major stockholder and Mr. Joe Kelley, a former director.  Mr. Danielcyzk and Mr. Jacobson, together, have voting and investment control over the securities owned by GOFSIX, LLC.

CHANGE OF CONTROL

To our knowledge, there are no present arrangements or pledges of securities of our company that may result in a change in control.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The following describes all transactions since January 1, 2009 through the date of this report (the “Reporting Period”) and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Transactions with Related Persons

On January 1, 2006, we entered into a five-year employment agreement with our former Chief Executive Officer, Bill Glaser.  This employment agreement provided him with a salary of $180,000 per year.  The salary was to increase to $250,000, $360,000 and $500,000 per year if we either (i) raised $1.0 million, $2.5 million or $5 million in debt or equity financing in the aggregate, respectively, or (ii) recognized $1.0 million, $2.5 million or $5 million in cumulative gross revenues (i.e., the sum of all revenues recognized since commencement of operations), respectively.  During 2007, pursuant to the milestones met, Mr. Glaser’s salary was increased to $250,000 per year.   He was also eligible for a performance bonus in an amount equal to 5% of “Adjusted EBITDA” for each fiscal year.  “Adjusted EBITDA” is earnings before interest, taxes, depreciation and amortization, but adjusted to account for non-cash expenses and calculated from financial statements in accordance with generally accepted accounting principles.  He was entitled to participate in all medical, pension, dental, and life insurance benefits that are in effect from time to time.  He also received a car allowance of $750 per month.

We were required to pay Mr. Glaser the greater of the remainder of his salary or $250,000 if we enter into a change of control transaction within a month after his termination.  All of his options will accelerate their vesting upon such an event.

Upon termination without cause, we were required to pay Mr. Glaser the lesser of his salary for the remainder of the term of the agreement and one-year’s salary.  In addition, the option to purchase 5 million shares of common stock, which is discussed below, would automatically vest. Mr. Glaser agreed not to solicit any employee to terminate his employment relationship with us during the term of Mr. Glaser’s employment agreement or a 12-month period thereafter.  Mr. Glaser’s employment agreement was terminated upon consummation of the Merger.

In conjunction with his employment, Mr. Glaser also received an option to purchase 5 million shares of our common stock at $0.20 per share. These option is exercisable at the rate of 500,000 shares on July 1, 2006, 1,000,000 shares on January 1, 2007, and 500,000 shares every six months thereafter.  The value of the option was determined to be $190,108 at December 31, 2009.  The assumptions made in the valuation of these options can be found in Note 2 to our financial statements for the period ended December 31, 2009.

On August 3, 2010, we agreed to cancel Mr. Glaser’s employment agreement and Mr. Glaser agreed to allow us to cancel warrants to purchase 575,000 shares of common stock and options to purchase 5,000,000 shares of common stock held by him.  In exchange, we will not be repaid for advances made to Mr. Glaser in the amount of $168,173 as of August 3, 2010.

In March 2009, Innolog Holdings Corporation and Innovative Logistics Techniques, Inc. entered into an agreement with eight individuals, including Messrs. Danielczyk, Kane, Kelley, Reynolds, Moses, and Riddle, all of whom are directors of the Company, for a loan of up to $2,000,000, due on demand.  The loan is secured by the assets of both borrowers. In order to make the loan, the lenders borrowed $1,499,384 from Eagle Bank. The promissory note to Eagle Bank matured in March 2011. The loan is in the process of renewal. Interest is paid directly by the Company to Eagle Bank.  In March 2009, Innolog Holdings Corporation entered into a $500,000 line of credit agreement with Eagle Bank due on demand. The line of credit is guaranteed by eight individuals, including Messrs. Danielczyk, Kane, Kelley, Reynolds, Moses, and Riddle, all of whom are directors of the Company. The loan bears interest at the rate of 5% per annum and the line of credit bears interest at the prime rate plus 1% per annum.  During the Reporting Period, the highest principal amount outstanding on the loan was $1,499,384 and the highest principal amount outstanding on the line of credit was $497,570.  At December 20, 2010, interest accrued on the loan  and interest accrued on the line of credit totals $6,036.

In April 2009, in conjunction with the purchase of Innovative Logistics Techniques, Inc. by the Company, a portion of the purchase price was paid with a promissory note in the principal amount of $1,285,000 payable over three years.  During the Reporting Period, this was the highest amount of principal outstanding.  Interest on the note accrued at the rate of 8% per annum.  In May 2010, the principal amount of the note, along with accrued interest in the amount of $85,551, was converted into 1,000,000 shares of Series A Convertible Preferred Stock. Also in April 2009, the Company issued a $900,000 earn out note payable to the former owners of Innovative, including Verle Hammond and Pamela Holmes. During the Reporting Period, this was the highest amount of principal outstanding.  This earn out is based on the Company meeting certain revenue and net income targets over the next 3 years.  Interest accrues on the earn out note at the rate of 8% per annum.  At September 30, 2010, interest accrued on the earn out note totaled $39,600. At September 30, 2010 this earn out note and related interest was written down to zero.

In April 2009, the Company entered into an interest-free credit agreement with Galen Capital Corporation under which Galen could borrow up to $1,500,000 through April 15, 2010.  As of December 31, 2009, the outstanding balance was $740,000. As of December 31, 2009, amounts due to three of the Company’s affiliates under common control, namely Galen Capital Group, GCC Capital Group and Durango Group, amounted to $521,189.  There was no interest charged on these payables and no scheduled due date. As of December 31, 2009, these amounts were offset and $218,811 was presented as an offset to equity. In June 2010, the $740,000 due under the note receivable was forgiven, and the amount due to affiliates was offset against the $740,000 and treated as a dividend during 2010 since all of these amounts related to the Company’s sole stockholder or affiliates under common control at the time.

On April 1, 2009, Innovative Logistics Techniques and GCC Capital Group, LLC, an entity controlled by Galen Capital Corporation, the former parent of Innolog (“GCC”), entered into an Executive Management Agreement pursuant to which GCC agreed to provide executive management services to Innovative Logistics Techniques in exchange for the payment of a monthly fee in the amount of $100,000 or an amount not to exceed 15% of the gross revenue earned by Innovative Logistics Techniques during the previous 12 months.  Total management fees amounted to $724,490 and $899,000 for the year ended December 31, 2010 and the period ended December 31, 2009.  This agreement expired on September 30, 2010.

As of December 31, 2010 loans from Verle Hammond, a director and officer of the Company, totaled $251,350.  Since that time an additional $12,500 has been loaned and repaid, therefore, during the Reporting Period the highest amount of principal outstanding was $263,850.  Interest accrues on the loans at a flat rate of 10% or at the rate of 10% to 15% per annum.  During the Reporting Period, $49,650 in principal amount and $102,637 in interest has been paid.  As consideration for these loans, we issued to Mr. Hammond warrants for the purchase of 313,500 shares of common stock with an expiration date of 5 years and an exercise price of $0.50 per share.

On June 21, 2010, July 8, 2010 and July 21, 2010, we borrowed funds from Mel Booth, a holder of more than 5% of our common stock.  The loans totaled  $375,000, and are memorialized in three separate notes.  During the Reporting Period, this was the highest amount of principal amount outstanding.  These loans are secured by certain accounts receivable of Innovative.  As consideration for these loans, we issued to Mr. Booth warrants for the purchase of 750,000 shares of common stock with an expiration date of 5 years and an exercise price of $0.50 per share, warrants for the purchase of 150,000 shares of common stock with an expiration of 5 years and an exercise price of $.01, and 750,000 shares of Series A Convertible Preferred Stock. All of these loans have been paid in full.

During the year ended December 31, 2010, amounts due from Galen Capital Corporation, a holder of over 5% of our stock, amounted to $1,206,596. Of this amount, management of Innolog and Galen identified that $873,784 represents operating expenses incurred by Galen on behalf of Innolog, mainly consisting of consulting fees, payroll, rent expense, and health care expense. Thus, this amount was charged to expense by the Company during the year ended December 31, 2010.  Management of Galen and Innolog has determined that the balance of $378,077 was related to Galen and deemed uncollectible. Of this amount, $135,514 was incurred as of June 30, 2010 and was deemed a distribution to Galen. The remaining $197,298 was incurred during the second half of year 2010 and has been written off.

In March 2010, Galen assigned a note payable due to Erich Winkler, a director of the Company, in the amount of $325,000 to the Company.  Of this amount, $279,636 was treated as a dividend to Galen which was the sole stockholder at the time and $45,364 related to expenses incurred by Galen on behalf of the Company.  This note was due on June 30, 2010.  In March 2011, the note was amended. Principal  and interest of $32,500 are due on or prior to the maturity date of March 21, 2012. Warrants to purchase 325,000 of the Company’s common stock at a strike price of $.50 were granted in conjunction with this note.

On May 26, 2010, Emerging Companies, LLC entered into an engagement with Innolog Holdings to become an advisor to the Company relating to certain financial transactions including potential mergers and acquisitions, interfacing with the public markets and other core business advisory services.  The term of the agreement is three years, beginning on June 1, 2010 and ending on June 1, 2013.  William Danielczyk and Michael Kane are members of the Emerging Companies, LLC. As part of the engagement, Mr. Danielczyk and Mr. Kane agreed to serve as members of the board of directors and as officers of our company.

On August 12, 2010 thru December 31, 2010 Ian Reynolds, a director, loaned us a total of $129,000. As consideration for these loans, we issued warrants for 218,000 shares of common stock . The warrants have an expiration date of 5 years and an exercise price of $0.50 per share. As of December 31, 2010, $24,000 in principal amount of these notes have been repaid and interest in the amount of $19,900 has accrued.

On October 1, 2010 and November 10, 2010, Harry R. Jacobson, a holder of more than 5% of our common stock, loaned us a total of $100,000. As consideration for these loans, we issued warrants for 125,000 shares of common stock.  The warrants have an expiration date of 5 years and an exercise price of $0.50 per share. As of December 31, 2010, $50,000 in principal amount of these notes has been repaid and interest in the amount of $15,000 has accrued.

On February 10, 2011, Harry R. Jacobson, a holder of more than 5% of our common stock, loaned us a total of $150,000. As consideration for these loans, we issued warrants for 155,000 shares of common stock.  The warrants have an expiration date of 5 years and an exercise price of $0.50 per share. At least 50% of the loan must be repaid by October 31, 2011 with a final maturity of October 31, 2012.

Director Independence

As noted above, four of the members of our board of directors are independent in accordance with the definitions and criteria applicable under NASDAQ rules. They are Erich Winkler, Ian Reynolds, Stephen Moses, and Bruce Riddle.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2010 and 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2010	December 31, 2009 (a)
(i)	Audit Fees	$94,000	$27,000
(ii)	Audit Related Fees	21,485	0
(iii)	Tax Fees	-	1,200
(iv)	All Other Fees	-	0

	Total fees	$115,485	$28,200
(a)	Relates to services provided to uKarma Corporation.

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee plans to adopt pre-approval policies and procedures during 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements; Schedules

We are not required to file any financial statement schedules.

Exhibits

The Exhibit Table below lists those documents that we are required to file with this report.

Number	Description

2.1	Amended and Restated Merger Agreement by and among the Company and Innolog Holdings Corporation as amended dated August 11, 2010(2)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment of the Articles of Incorporation (2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

3.5	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corporation filed August 18, 2010 with the Secretary of State of Nevada (3)

10.1
Confessed Judgment Promissory Note in the principal amount of $2,000,000 issued  by Innolog Holdings Corporation andInnovative Logistics Techniques, Inc.in favor of Mel Booth, William Danielczyk, Joe Kelley, Bruce Riddle, Michael Kane, Steve Moses, Ian Reynolds, and Harry Jacobson, dated March 31, 2009 (2)

10.2	Promissory Note issued to Eagle Bank by Innolog Holdings Corporation dated April 23, 2009 (2)

10.3	Commercial Guaranty between Innolog Holdings Corporation, Mel Booth, and Eagle Bank, dated April 23, 2009 (2)

10.4	Commercial Guaranty between Innolog Holdings Corporation, William Danielczyk, and Eagle Bank, dated April 23, 2009 (2)

10.5	Commercial Guaranty between Innolog Holdings Corporation, Joe Kelley, and Eagle Bank, dated April 23, 2009 (2)

10.6	Commercial Guaranty between Innolog Holdings Corporation, Bruce Riddle, and Eagle Bank, dated April 23, 2009 (2)

10.7	Commercial Guaranty between Innolog Holdings Corporation, Michael Kane, and Eagle Bank, dated April 23, 2009 (2)

10.8	Commercial Guaranty between Innolog Holdings Corporation, Steve Moses, and Eagle Bank, dated April 23, 2009 (2)

10.9	Commercial Guaranty between Innolog Holdings Corporation, Ian Reynolds, and Eagle Bank, dated April 23, 2009 (2)

10.10	Commercial Guaranty between Innolog Holdings Corporation, Harry Jacobson, and Eagle Bank, dated April 23, 2009 (2)

10.11
Contingent Promissory Note in the principal amount of $900,000 issued by Innovative Logistics Techniques Inc. in favor of Verle Hammond, Eleanor Hammond, Tim O’Shaughnessy, Lou Orlando, Gene Losa, Dudley Patteson, Lenny Leassear, Anthony Hammond, and Veronne Williams dated March 31, 2009 (2)

10.12
Amendment to Purchase Agreement and Agreement Modification dated May 16, 2010 between Galen Capital Corporation; GCC Capital Group, LLC, Innolog Holdings Corporation, Innovative Logistics Techniques, Inc., the Stockholders Innovative Logistics Techniques, Inc. and Verle Hammond (2)

10.13	Innovative Logistics Techniques, Inc. 401(k) Plan and Trust (2)

10.14	Engagement Agreement between Emerging Companies, LLC and Innolog Holdings Corporation dated May 27, 2010 (2)

10.15	Form of Common Stock Purchase Warrant (2)

10.16	Employment Agreement between Innovative Logistics Techniques, Inc. and Verle Hammond dated April 1, 2009 (2)

10.17	Promissory Note in the principal amount of $196,000 issued by Innolog Holdings Corporation in favor of Verle Hammond dated March 1, 2010 (2)

10.18	Promissory Note in the principal amount of $65,000 issued by Innolog Holdings Corporation in favor of Verle Hammond dated June 9, 2010 (2)

10.19	Promissory Note in the principal amount of $15,000 issued by Innolog Holdings Corporation in favor of Verle Hammond dated June 17, 2010 (2)

10.20	Promissory Note in the principal amount of $20,000 issued by Innolog Holdings Corporation in favor of Ram Agarwal dated July 9, 2010 (2)

10.21	Promissory Note in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Evan Gappelberg dated June 30, 2010 (2)

10.22	Promissory Note in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of James Warring dated July 13, 2010 (2)

10.23	Promissory Note in the principal amount of $34,500 issued by Innolog Holdings Corporation in favor of Thomas Jackson dated July 20, 2010 (2)

10.24	Promissory Note in the principal amount of $65,500 issued by Innolog Holdings Corporation in favor of Robert Hacker dated July 20, 2010 (2)

10.25	Promissory Note in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of John Morrison dated July 21, 2010 (2)

10.26	Promissory Note in the principal amount of $125,000 issued by Innolog Holdings Corporation in favor of Galen Capital Group, LLC dated June 21, 2010 (2)

10.27	Promissory Note in the principal amount of $125,000 issued by Innolog Holdings Corporation in favor of Melvin D. Booth dated July 8, 2010 (2)

10.28	Promissory Note in the principal amount of $125,000 issued by Innolog Holdings Corporation in favor of Galen Capital Group, LLC dated July 21, 2010 (2)

10.29	Amendment to Engagement Letter between Emerging Companies LLC and Innolog Holdings Corporation dated July 29, 2010 (2)

10.30	Promissory Note dated August 11, 2010 in the principal amount of $75,000 issued by Innovative Logistics Techniques, Inc. in favor of Farzin Ferdowsi (4)

10.31
Secured Promissory Note and Settlement Agreement dated September 15, 2010 in the principal amount of $45,000 issued by Innolog Holdings Corporation, Innovative, Logistics Techniques, Inc., Galen Capital Corporation, Galen Capital Group, LLC and GCC Capital Group, LLC in favor of Kay M. Kumbinner Trust (4)

10.32	Promissory Note dated August 12, 2010 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Ian Reynolds (4)

10.33	Promissory Note dated August 12, 2010 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Verle Hammond (4)

10.34	Promissory Note dated August 24, 2010 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Evan Morris (4)

10.35	Promissory Note dated August 30, 2010 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Isabelle Chester (4)

10.36	Executive Management Agreement dated April 1, 2009 between Innovative Logistics Techniques, Inc, and GCC Capital Group, LLC (5)

10.37	Promissory Note dated October 1, 2010 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Harry Jacobson*

10.38	Promissory Note dated November 10, 2010 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Harry Jacobson*

10.39	Promissory Note dated November 23, 2010 in the principal amount of $24,000 issued by Innolog Holdings Corporation in favor of Ian Reynolds*

10.40	Promissory Note dated November 29, 2010 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Ian Reynolds*

10.41	Promissory Note dated December 30, 2010 in the principal amount of $12,000 issued by Innolog Holdings Corporation in favor of Ian Reynolds*

10.42	Promissory Note dated December 31, 2010 in the principal amount of $18,000 issued by Innolog Holdings Corporation in favor of Ian Reynolds*

21	Subsidiaries of Innolog Holdings Corporation (5)

23.1	Consent of Gumbiner Savett Inc. *

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 906 Certification*
*	Filed herewith.
(1)	Filed on February 12, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on August 13, 2010 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on October 15, 2010 as an exhibit to the Company’s Amendment No. 3 to Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on November 22, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.

(5)	Filed on January 12, 2011 as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May ____, 2011

INNOLOG HOLDINGS CORPORATION

By:	/s/ William P. Danielczyk
William P. Danielczyk,
Executive Chairman, Principal Executive Officer

By:	/s/ Michael J. Kane
Michael J. Kane, Secretary, Treasurer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

May 18, 2011	/s/ William P. Danielczyk	Executive Chairman, Director
William Pl Danielczyk

May 18, 2011	/s/Michael J. Kane	Secretary, Treasurer, Director
Michael J. Kane

May 18, 2011	/s/ Verle B. Hammond	Director
Verle B. Hammond

May 18, 2011	/s/ Ian J. Reynolds	Director
Dr. Ian J. Reynolds

May 18, 2011	/s/ Bruce D. Riddle	Director
Bruce D. Riddle

May 18, 2011	/s/ Erich Winkler	Director
Erich Winkler

May 18, 2011	/s/ Stephen D. Moses	Director
Stephen D. Moses