Form 10-Q
period 2011-03-31
Innolog Holdings Corp.
filed 2011-05-23
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011 or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-140633

INNOLOG HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	68-0482472
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

14,129,973 shares of common stock, $0.001 par value, outstanding on May 20, 2011.

INNOLOG HOLDINGS CORPORATION
REPORT ON FORM 10-Q
QUARTER ENDED March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Accounts receivable, net	$722,573	$741,478
Prepaid expenses and other current assets	19,846	19,846
Total Current Assets	742,419	761,324

Property and equipment, net	23,437	23,702
Other assets	25,485	24,352
Total Assets	$791,341	$809,378

LIABILITES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Cash overdraft	$30,792	$61,223
Line of credit, bank	497,570	497,570
Accounts payable	2,229,847	2,253,197
Accured salaries and benefits	2,433,564	2,113,327
Accrued interest	301,403	193,740
Other accrued liabilites	1,303,484	1,228,279
Due to former stockholder	245,350	251,350
Accrued loss on contract	-	47,782
Deferred rent	33,258	33,258
Notes payable	530,000	471,905
Notes payable, affliates	2,079,384	1,984,384
Total current liabilites	9,684,652	9,136,015

COMMITMENTS

Stockholders' Deficiency
Common stock, $0.001 par value, 200,000,000 shares authorized; 14,129,973 and 13,629,973 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	14,130	13,630
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 36,894,758 and 37,394,758 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	36,895	37,395
Common stock to be issued	64,700	-
Additional paid in capital	886,123	862,923
Accumulated deficit	(9,895,159)	(9,240,585)
Total Stockholders' Deficiency	(8,893,311)	(8,326,637)

Total Liabilities and Stockholders' Deficiency	$791,341	$809,378

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months	For the three months
	ended March 31,	ended March 31,
	2011	2010

Revenues	$1,303,706	$1,712,729

Operating expenses
Direct costs	633,651	764,063
Operating expenses	941,515	1,097,002
Management fees, affiliate	-	244,510
Bad debt expense, affiliate	27,000	-
Total operating expenses	1,602,166	2,105,575

Loss from operations	(298,460)	(392,846)

Other Income (Expenses)
Merger expenses	-	(233,000)
Other income	-	170
Interest expense	(356,114)	(74,385)
Total other income (expenses)	(356,114)	(307,215)

Loss before income tax provision	(654,574)	(700,061)

Income tax provision	-	-

Net Loss	$(654,574)	$(700,061)

Loss per share - basic and diluted	$(0.05)	(0.08)

Weighted average number of shares	13,946,640	8,882,545

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

					COMMON STOCK		ADDITIONAL		TOTAL
	COMMON STOCK		PREFERRED STOCK		TO BE ISSUED		PAID IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIENCY

Balance, December 31, 2010	13,629,973	$13,630	37,394,758	$37,395	-	$-	$862,923	$(9,240,585)	$(8,326,637)

Conversion of preferred stock to common stock	500,000	500	(500,000)	(500)	-	-	-		-

Common stock to be issued	-	-	-	-	1,000,000	64,700	-		64,700

Warrants granted for services							23,200		23,200

Net loss	-	-	-	-	-	-	-	(654,574)	(654,574)

Balance, March 31, 2011	14,129,973	$14,130	36,894,758	$36,895	1,000,000	$64,700	$886,123	$(9,895,159)	$(8,893,311)

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three	For the Three
	months ended	months ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(654,574)	$(700,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,678	11,911
Amortization of debt issuance cost	64,700
Stock based compensation	23,200
Accrued loss on contracts in progress	(47,782)	-
Merger expense related to issuance of stock	-	-
Bad debt expense, affiliates	-	-
Changes in assets and liabilities:
Accounts receivable	18,905	175,444
Prepaid expenses and other assets	(1,133)	(26,079)
Deferred rent	-	(754)
Due to related party	-	283,864
Billings in excess of contract costs and related earnings	-	71,159
Accounts payable and accrued expenses	449,324	534,458

Net cash used in operating activities	(145,682)	349,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of Innovative Logistics Techniques, Inc	-	(126,451)
Advances to affiliates	-	-
Advances on note receivable, affiliates	-	-
Property and equipment purchased	(1,413)	-

Net cash used in investing activities	(1,413)	(126,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit, bank	-	-
Due to Factor	-	-
Borrowings on notes payable, others	287,500	-
Repayments on note payable,others	(229,405)	-
Borrowings on notes payable, related party	100,000	-
Repayments on note payable, related party	(5,000)	-
Net borrowings from former stockholder	(6,000)	-

Net cash provided by financing activities	147,095	-

NET CHANGE IN CASH	-	223,491
CASH - BEGINNING OF PERIOD	-	9,278
CASH - END OF PERIOD	$-	$232,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$174,454	24,000

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2011, the Company assumed two notes payable from Galen totaling $359,405. Of this amount, $279,636 was recorded as a dividend to Galen.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements of Innolog Holdings Corporation, and its wholly owned subsidiary, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for interim periods are not necessarily indicative of operating results for the entire fiscal year or any other future periods.

Note 2: Organization and Nature of Business

Innolog Holdings Corporation (“Holdings” or “Innolog”) was formed as a holding company on March 23, 2009 for the purpose of acquiring companies that provide services primarily to federal government entities.  Its wholly owned subsidiaries are Innolog Group Corporation and Innovative Logistics Techniques, Inc. (“Innovative”). Holdings was previously a wholly owned subsidiary of Galen Capital Corporation (“Galen”). In June 2010, Holdings was spun out and the stockholders of Galen became the stockholders of Holdings.

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

As more fully described in Note 3, on October 15, 2009, uKarma Corporation, formed in June 2001 (“uKarma”), a publicly traded Nevada corporation, and Galen entered into an agreement to merge (the "Merger Agreement") in a reverse merger transaction. In June 2010, the rights to merge were assigned directly to Holdings. The merger transaction was closed on August 17, 2010, and the Holdings stockholders have become the controlling stockholders of uKarma and the business of Holdings will continue. Under this transaction, Innolog Holdings Corporation's name was changed to Innolog Group Corporation and became a wholly owned subsidiary of uKarma Corporation. uKarma Corporation's name was changed to Innolog Holdings Corporation.

Innolog Holdings Corporation (formerly uKarma Corporation) and its wholly owned subsidiaries are   referred to herein as the “Company.”

Note 3: Merger Agreement

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

Note 4: Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses since inception, and had a stockholders’ deficit (defined as total assets minus total liabilities) of $8,893,311 and $8,326,637 at March 31, 2011 and December 31, 2010, respectively.  There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

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

Note 5: Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables.  The allowance for doubtful accounts amounted to $89,112 at March 31, 2011 and at December 31, 2010.

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. Goodwill was written off during the nine months ended September 30, 2010. There was no impairment loss recorded for the period ended March 31, 2010.

Income Taxes:

The Company applies the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At March 31, 2011, the Company has no unrecognized tax benefits.

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

Debt Issuance Costs:

Debt issurance costs are capitalized and amortized over the term of the related loan.

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

The Company has determined that the contingent consideration liability falls within level three of the hierarchy. The balance was written down to zero during 2010.

Earnings (loss) per Share:

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes the dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the three months ended March 31, 2011 and March 31, 2010 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company's financial statements.

Note 6:  Major Customers

Revenues from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for approximately 100% of total revenues for the three months ended March 31, 2011 and March 31, 2010.

Note 7:  Accounts Receivable

Accounts receivable consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Billed receivables	$743,621	$672,466
Unbilled receivables	68,064	158,124
Reserve for bad debts	(89,112)	(89,112)
	$722,573	$741,478

Contract receivables from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total contract receivables at March 31, 2011 and December 31, 2010.

Note 8:  Line of Credit

In April 2009, Holdings entered into a credit agreement with Eagle Bank under which it may borrow up to $500,000. Borrowings under the agreement are guaranteed by eight individuals, who are directly or indirectly related to Holdings. The borrowings are payable upon the bank’s demand. Interest is payable monthly at the bank’s prime rate (as defined) plus 1%.  At March 31, 2011, the interest rate was 5%.  As of March 31, 2011, the Company was not in compliance with certain covenants in the agreement.

Note 9:  Notes Payable

As of March 31, 2011 and December 31, 2010, $530,000 and $471,905 were outstanding, respectively, on notes payable to individuals, trusts, and corporations not related to the Company, of which maturity dates vary from October 11, 2010 to May 20, 2011. Some of the notes are collateralized by the Company’s accounts receivable. Interest charges are a percentage per annum or a flat fee as detailed in each note. New loans totaled $537,500 for the three months ended March 31, 2011. For new notes during 2011, the lenders were granted warrants to purchase 450,000 shares of Innolog common stock at a strike price of $0.01 per share, and 150,000 shares of Innolog common stock at a strike price of $0.50 per share.   In addition, for one of the notes in the amount of $100,000, the lender received 402,000 shares of Series A Convertible Preferred Stock and for other notes totaling $150,000 the lender received 500,000 shares of common stock from the former sole stockholder of the Company, Galen.  In exchange, the Company will issue 1,000,000 shares of its common stock to Galen.  The value of these shares was $64,700 on the date of the loan.  The entire amount was charged to expense during the three months ended March 31, 2011 since the loan was due in March 2011.  Of these loans, $317,500 have matured and are in default. Additional interest is due upon default and accrues at 15% per annum or 10% per month.

Note 10:   Related Party Transactions

Notes Payable:

In March 2009, Holdings and Innovative (the “Borrowers”) entered into an agreement (the “Loan Agreement”) with eight individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of March 31, 2011 and December 31, 2010 amounted to $1,499,384, collaterized by substantially all assets of the Borrowers and guaranteed by Galen. Repayment of the loan is due at the Lenders’ demand. In order to make the loan to the Borrowers, the Lenders borrowed $1,499,384 from Eagle Bank.  The promissory note to Eagle Bank matured in March 2011 and interest was payable monthly at the bank’s prime rate (as defined) plus 1%.  Interest is directly paid by the Company to the bank on a monthly basis. This loan is currently under negotiation to be renewed by the bank. In addition to the interest due to the bank, during 2009, the Company granted warrants to the Lenders under which they may purchase 1,760,000 common shares of the Company’s common stock, with a strike price of $0.023 per share.  The warrants expire on March 31, 2014. The fair value of these warrants amounted to $520,000 and was amortized to interest expense during 2009, with a strike price of $0.023 per share.  The warrants expire on March 31, 2014. The fair value of these warrants amounted to $520,000 and was amortized to interest expense during theyear ended December 31, 2009.  Total interest incurred on this loan amounted to approximately $19,000 during the three months ended March 31, 2011 and 2010, respectively.

In March 2010, Galen assigned a note payable due to a director of the Company in the amount of $325,000 to the Company.  Of this amount $279,636 was treated as a dividend to Galen, which was the sole stockholder at the time, and $45,364 related to expenses incurred by Galen on behalf of the Company.  This note was due on June 30, 2010.  In March 2011, the note was amended. Principal  and interest of $32,500 are due on or prior to the maturity date of March 21, 2012. Warrants to purchase 325,000 shares of the Company’s common stock at a strike price of $.50 were granted in conjunction with this note. There was no interest incurred on this note during the three months ended March 31, 2011 and 2010.

As of March 31, 2011 and December 31, 2010, $255,000 and $160,000 were outstanding, respectively, on other notes payable to related parties. Maturity dates vary from January 9, 2011 to February 10, 2012. New and renewed loans totaled $150,000 for the three months ended March 31, 2011. These parties were also granted warrants to purchase 200,000 shares of Innolog common stock. The strike price to purchase the common stock is $0.50 per share with a 5 year expiration date. Interest is charged at a flat fee, as defined in each agreement. Additional interest is due upon default. Of these notes, $75,000 were in default as of March 31, 2011. Total interest incurred on these notes amounted to $20,051 during the three months ended March 31, 2011. Total interest accrued on these notes amounted to $51,958 and $37,705 as of March 31, 2011 and December 31, 2010.

Loans from Former Stockholder:

As of March 31, 2011 and December 31, 2010, $245,350 and $251,350, respectively, was outstanding on notes payable to a former stockholder. During the three months ended March 31, 2011 and March 30, 2010, interest of $18,547 and $24,000 was incurred on these notes. As of March31, 2011 and December 31, 2010 $9,297 and $0, respectively, of interest was accrued on these notes.  All of these notes are in default and carry a default interest rate of 15% per annum. The loans are currently being renegotiated.

In November 2010, one of the notes in the amount of $57,332, including interest of $17,200, was converted into 30,000 shares of Innolog’s $0.001 par value Series A Convertible Preferred Stock, which was valued at $0.01 per share.

Management Fees, Affiliate:

Pursuant to an Executive Management Agreement with Galen entered into on April 1, 2009, the Company was being charged a management fee of $100,000 per month limited to15% of the gross revenue of the Company for each twelve month period, effective with the consummation of the agreement. Management fees amounted to zero and $244,510 during the three months ended March 31, 2011 and 2010, respectively. In addition, during the three months ended March 31, 2010, Galen charged the Company $264,018 for costs incurred by Galen in excess of the management fees. The agreement expired on September 30, 2010.

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

During the three months ended March 31, 2010, net advances to Galen amounted to $264,018 and represented operating expenses incurred by Galen on behalf of Innolog, mainly consisting of consulting fees, payroll, rent expense, and health care expense. Thus, this amount was charged to expense by the Company during the three months ended March 31, 2010.

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

Legal Fees:

During the three months ended March 31, 2011, the Company incurred legal fees in the amount of $100,000 on behalf of its executive officer in defense of an investigation by a governmental agency..

Note 11:  Commitments and Contingencies

Leases:

The Company leases office space in Washington, D.C.; Orlando, Florida; Springfield, Virginia; and McLean, Virginia under operating leases expiring at various dates through 2013. The premises leases contain scheduled rent increases and require payment of property taxes, insurance and certain maintenance costs. The minimum future commitments under lease agreements existing as of March 31, 2011 are approximately as follows:

Year ending December 31,
2011	$172,000
2012	128,000
2013	33,000

$333,000

Total rent expense amounted to $80,258 and $182,453 for the three months ended March 31, 2011 and 2010, respectively.

In 2010, Innovative vacated its office space prior to expiration of the lease. The landlord subsequently filed a lawsuit against the Company under which it pursued total damages of approximately $1,000,000, which approximates the rent charges for the remaining term of the lease. On February 14, 2011, Innovative entered into a settlement agreement in which it agreed to a payment of $350,000 on May 31, 2011. In the event, Innovative does not make the payment timely, it has agreed to a confessed judgment in the amount of  $936,510 and this amount has been included in other accrued liabilities on the balance sheet as of March 31, 2011 and December 31, 2010.

Late Deposit of Payroll Taxes and Employee Income Tax Withholdings:

During 2011, 2010, and part of 2009, the Company has not made deposits of federal and state employer payroll taxes, as well as employee income tax withholdings.  As of  March 31, 2011 and December 31, 2010, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $2,203,038 and $1,791,250, respectively, which is included in accrued salaries and benefits on the balance sheet.   The Company is currently in discussions with the taxing authorities to develop a payment plan.

Employment Agreement:

On April 1, 2009, Innovative entered into an employment agreement with its President and Chief Executive Officer through March 31, 2014, which provides for a minimum annual salary of $198,000. At March 31, 2011, the total commitment, excluding incentives, was $594,000.

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

Delinquent payables

The Company has been delinquent in numerous payables to different parties some of which filed law suits against the Company. All necessary accruals have been made as of March 31, 2011 and December 31, 2010 and are included in accounts payable and other accrued liabilities.

Note 12: Income Taxes

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

At March 31, 2011, the Company had net operating loss carry forwards of approximately $5.6 million for federal and Virginia state tax purposes expiring through 2030.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of March 31, 2011, the Company has no accrued interest and penalties related to uncertain tax positions.

Note 13: Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There were no employer contributions for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

Innovative has been late in making deposits of employee deferrals in the amount of $192,201. As of March 31, 2011, an estimated late deposit penalty of $32,000 has been accrued and included in accrued salaries and benefits on the balance sheet. The Department of Labor is reviewing Innovative’s employee benefit plan document as well as other records to determine the status of compliance. The outcome is undetermined as of the date of these financial statements.

Note 14: Capital Stock

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

During the three months ended March 31, 2011, 500,000 shares of preferred stock were converted to 500,000 shares of common stock.

As of March 31, 2011, there were 14,129,973 shares of common stock outstanding.

Preferred Stock:

The Company has authorized 50,000,000 shares of preferred stock, with a par value of $0.001 per share (“Preferred Stock”). The Preferred Stock may be issued from time to time in series having such designated preferences and rights  and such limitations as the Board of Directors may determine.

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

During the three months ended March 31, 2011, 500,000 shares of preferred stock were converted to 500,000 shares of common stock.

As of March 31, 2011, there were 36,894,758 shares of Series A Stock outstanding and no dividends have been accrued.

Dividends:

As of the year ended December 31, 2009, the net amount due from Galen, totaling $218,811, was reclassified to equity and was treated as a dividend to Galen, the Company’s sole stockholder at the time, during the three months ended March 31, 2010. In addition, during the three months ended March 31, 2010, the Company assumed two notes payable from Galen totaling $359,405. Of this amount, $279,636 was recorded as dividends to Galen.

Stock Warrant Activity:

On March 31, 2009, the Company granted 4,000,000 warrants to various affiliated individuals in conjunction with their guarantee of the Company’s line of credit (Note 8) and their loans to the Company (Note 10).  The warrants had an exercise price of $0.01 per share and a life of five years.  All warrants were fully vested on the date of grant.  The fair value of the warrants was $520,000 and was charged to interest expense for the period from March 23, 2009 (inception) to December 31, 2009. In May 2010, the Company reverse split the shares of common stock covered by these warrants on a .44 to 1 basis to 1,760,000 shares with an exercise price of $.023 as a result of the reverse stock split.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	70%
Average risk free interest rate	1.67%
Expected life (in years)	2.5

For the three months ended June 30, 2010, the Company granted 39,106,857 warrants to various individuals in conjunction with the individuals lending the Company working capital (Notes 9 and 10) or in conjunction with the assignment of the merger rights with a public company. The warrants have an exercise price of $.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was zero at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	67%
Average risk free interest rate	1.79%
Expected life (in years)	5.0

For the three months ended September 30, 2010, the Company granted 1,515,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital (Notes 9 and 10). The warrants have an exercise price of $.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was zero at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	68.64%
Average risk free interest rate	1.27%
Expected life (in years)	5.0

For the three months ended December 31, 2010, the Company granted 553,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital. 150,000 of the warrants have an exercise price of $.01 and a life of 5 years, and the remaining 403,000 of the warrants have an exercise price of $.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was zero at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	63.07%
Average risk free interest rate	2.01%
Expected life (in years)	5.0

For the three months ended March 31, 2011, the Company granted 1,457,500 warrants to various individuals in conjunction with loans made to the Company by the individuals for working capital (1,125,000) and for consulting (332,500). Of the warrants, 580,000 have an xercise price of $.01 and a life of 5 years, and the remaining 877,500 of the warrants have an exercise price of $.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $23,200 at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	68.53%
Average risk free interest rate	2.24%
Expected life (in years)	5.0

A summary of the Company’s warrant activity and related information is as follows:

Warrant Summary	Warrants		Weighted Average Exercise Price

Outstanding, January 1, 2010	1,760,000	(A)	$.0227

Granted	41,174,857		$0.498
Merger with uKarma	142,272		$10.47
Exercised	-		$-
Forfeited/Expired	-		$-
Outstanding, December 31, 2010	43,077,129		$.5134

Granted	1,457,500		$.3050
Exercised	-
Forfeited/Expired	(22,480)		$11.12
Outstanding, March 31, 2011	44,512,149		$.4995

(A)	The original warrant granted was 4,000,000 which is in equivalent of 1,766,000 after the .44-for-1 reverse stock split.

At March 31, 2011, there were 44,512,149 warrants outstanding and exercisable.  These warrants had a weighted average exercise price of $.4995 and a weighted average remaining life of 50.75 months.

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

A summary of the status of stock options issued by the Company as of March 31, 2011 is presented in the following table. Shares have been adjusted to reflect uKarma’s reverse stock split of 11.120904 to 1 effective as of the date of merger:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year 2011	13,451,980	$0.503
Granted	-
Exercised/Expired/Cancelled	-
Outstanding at March 31, 2011	13,451,980	$0.503

Exercisable at March 31, 2011	12,892,480	$0.503

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

These stock options have a weighted average remaining life of 52.9 months. The intrinsic value is not greater than the grant price.

Note 15: Quarterly adjustments

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
		(ii) decrease in net loss of $75,590

The Company intends to file an amended Form 8-K and an amended Form 10-Q as soon as practicable. The adjustments disclosed above have been included in our consolidated financial statements for the year ended December 31, 2010 and three months ended March 31, 2011.

Note 16: Subsequent Events

On April 27, 2011, the Company borrowed $25,000 from a trust. The loan carried a flat fee of $2,500 and a maturity date of May 5, 2011.

On April 29, 2011 and May 5, 2011 the Company borrowed funds from a former stockholder. The total amount borrowed was $50,000. The loans carried a flat fee of $2,500 on each loan and a maturity date of May 29, 2011 and June 5, 2011, respectively.

On May 6, 2011, the Company borrowed $20,000 from a related party. The loan carried a flat fee of $2,000 and a maturity date of June 6, 2011.

Item 2: Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the results of operations and financial condition of Innolog Holdings Corporation and its wholly owned subsidiaries, Innolog Group Corporation, and Innovative Logistics Techniques, Inc., for the three months ended March 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included in the Current Report on Form 10-K that we filed with the Securities and Exchange Commission on May 18, 2011.  References to “the Company,” “we,” “our,” or “us” in this discussion refer to Innolog Holdings Corporation and its subsidiaries.

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

Overview

We are a holding company designed to make acquisitions of companies in the government services industry. Our first acquisition, Innovative Logistics Techniques, Inc. is a solutions oriented provider of logistics services primarily to agencies of the U.S. government, but also to state and local agencies and to private businesses.  We provide tools to our customers, which allow them to manage the flow of goods, information or other resources through the integration of information, transportation, inventory, warehousing, material handling and security.  Our goal is to expand our business, not only through the acquisition of new contracts but also through the acquisition of companies in the government services industry. Our home office is located in Fairfax, Virginia, although we have three additional offices located in Washington D.C., Tennessee and Florida.

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

Across the national security community, we see the following trends that we believe will continue to drive increased spending and dependence on technology support contractors:

☐	Increased Spending on Defense and Intelligence to Combat Terrorist Threats

☐	Increased Spending on Cyber Security

☐	Continuing Focus on Information Sharing, Data Interoperability and Collaboration

☐	Reliance on Technology Service Providers

☐	Inherent Weaknesses of Federal Personnel Systems

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historicalcollection experience coupled with a review of the current status of existing receivables.  The allowance for doubtful accounts amounted to $89,112 at March 31, 2011 and at December 31, 2010.

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. Goodwill was written off during the nine months ended September 30, 2010. There was no impairment loss recorded for the period ended March 31, 2010.

Income Taxes:

The Company applies the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At March 31, 2011, the Company has no unrecognized tax benefits.

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

The Company has determined that the contingent consideration liability falls within level three of the hierarchy.   The balance was written down to zero during 2010.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have   a material effect on our financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended March 31, 2011 (unaudited)	% of Sales	Three Months Ended March 31, 2010 (unaudited)	% of Sales
Contract Revenue	$1,303,706	100.0	1,712,729	100.0

Direct Costs	633,651	48.6	764,063	44.6

Other Operating Expenses	941,515	72.2	1,341,512	78.3

Bad debt expense, affiliate	27,000	2.1	-	-

Operating Loss	(298,460)	(22.9)	(392,846)	(22.9)

Other income	-		170	-

Other Expense	(356,114)	(27.3)	(307,385)	(17.9)

Loss Before Income Tax	(654,574)	(50.2)	(700,061)	(40.9)

Income Tax Expense			-

Net Loss	$(654,574)	(50.2)	(700,061)	(40.9)

Contract Revenues.  Revenues for the three month period ended March 31, 2011 decreased by 23.9% over the previous year.  The majority of this decrease is attributed to a decrease in short term contracts where the Company had sub contractors supplying most of the work in the prior year, thereby generating a very small margin to the Company.  It is our plan to replace these contracts with more profitable contracts in the future.

Direct Costs.  Direct costs increased slightly as a percentage of revenue for the three months ended March 31, 2011, due to a decrease in revenue with some costs remaining constant.

Other Operating Expenses.  Operating expenses include indirect contract costs, management fees paid to an affiliate in 2010 and costs not allocable to contracts.  Overall, for the three months period ended March 31, 2011, these expenses decreased by 29.8% from the previous year. The decrease occurred mostly in indirect contract costs in the areas of general and administrative expenses, rent, and fringe benefits.

Bad Debt Expense. Bad debt expense resulted from advances to the Company’s prior sole stockholder, Galen Capital Corporation, which could not be repaid. This is a one time expense and is not expected to occur in the future.

Operating Loss.  The Company decreased its operating loss by 24% in the three months ended March 31, 2011 from the previous year. This was due to a decrease in indirect contract costs as discussed above.

Other Income.  There was no other income for the three months ended March 31, 2011.

Other Expenses.  Other expenses for the three months ended March 31, 2011were made up of interest expense of $356,114.  For the three months ended March 31, 2010, interest expense was $74,385 and merger expenses were $233,000. Interest increased due to an increase in debt.

Net Loss.  Our net loss for the period decreased 6.5%.  For the three months ended March 31, 2011 and March 31, 2010, our net loss was $654,574 and $700,061, respectively. The decrease in net loss resulted from the Company’s cost cutting programs and the elimination of contracts deemed to be not sufficiently profitable. This was offset by a increase in interest expense.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $145,682 for the three months ended March 31, 2011.  Cash was used primarily to support operating losses.  Net cash flow provided by operating activities was $349,942 for the three months ended March 31, 2010. During the period ended March 31, 2010, cash was provided primarily as a result of an increase in accounts payable and accrued expenses in 2010.

Net cash flow used in investing activities was $1,413 for the three months ended March 31, 2011 and $126,451for the three months ended March 31, 2010.  In 2011, cash was used in investing activities for equipment purchases.  In 2010, these funds were used as payment for the purchase of Innovative Logistics Techniques, Inc.

Net cash flow provided by financing activities was $147,095 for the three months ended March 31, 2011 and zero for the three months ended March 31, 2010. Receipts of cash flow from financing activities during the three months ended March 31, 2011 primarily consisted of borrowings from and payments to related and non related party lenders.

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

At March 31, 2011 we had cash on hand of zero.  We will need significant additional financing to fund our operations over the next 12 months.  The Company has sustained substantial operating losses since inception, and had a stockholders’ deficit (defined as total assets minus total liabilities) of $8,893,311 and $8,326,637 at March 31, 2011 and December 31, 2010, respectively.  There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Loan and Line of Credit

In March 2009, Innolog Holdings Corporation and Innovative Logistics Techniques, Inc. entered into an agreement with eight individuals, some of which are directors of the Company, to borrow up to $2,000,000 under a loan due on demand.  The loan is secured by the assets of both borrowers. Repayment of the loan is at the lenders’ demand. In order to make the loan, the lenders borrowed $1,499,384 from Eagle Bank. The promissory note to Eagle Bank matured in March 2011. The loan is in the process of renewal. In March 2009, Innolog Holdings Corporation entered into a $500,000 line of credit with Eagle Bank due on demand.  The line of credit is guaranteed by eight individuals, some of which are directors of the Company.  The line of credit bears interest at the prime rate plus 1%.  At March 31, 2011, the interest rate was 5%.  At March 31, 2011, both the loan and the line of credit were outstanding in the amounts of $1,499,384 and $497,570, respectively.

Loans From Former Stockholder

During the three months ended March 31, 2011, we received a loan totaling $12,500 from a former stockholder which was repaid. As of March 31, 2011 total loans outstanding from this stockholder totaled $245,350.

Loans From Related Parties

During the three months ended March 31, 2011, we incurred new related party loans totaling $100,000.  Total notes payable to related parties as of March 31, 2011 are $580,000.

Loans From Individuals

During the three months ended March 31, 2011, we borrowed $287,500 from various individuals not related to us.  Loans from unrelated individuals, totaling $530,000, were outstanding as of March 31, 2011.

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

The following table summarizes our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$497,570	497,570		$-	$-
Other Indebtedness	2,854,734	2,529,734	325,000	-	-
Operating Leases	333,000	172,000	161,000
Totals:	$3,685,304	3,199,304	486,000	$-	$-

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

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision of and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of March 31 2011, our disclosure controls and procedures were not effective due to the following material weaknesses.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses in our disclosure controls and procedures:

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

We anticipate that our internal controls will be implemented, tested, deficiencies remediated and
•	documented by the end of 2011.

Changes in Internal Controls

During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as noted above.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings.

Not applicable.  There has been no change to the legal proceedings discussed in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on May 18, 2011.

Item 1A: Risk Factors.

As a smaller reporting company we are not required to provide this information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3: Defaults Upon Senior Securities.

Loans from a former shareholder in the amount of $245,350 plus accrued interest of $9,297, loans from related parties in the amount of $75,000 plus accrued interest of $20,051, and loans from individuals not related  in the amount of $317,500 have matured and are in default.  As of the date of this filing, none of the noteholders has made a demand for repayment.

Item 4: Removed and Reserved.

Item 5: Other Information.

Not applicable.

Item 6: Exhibits.
The Exhibit Table below lists those documents that we are required to file with this report.

Number	Description

2.1	Amended and Restated Merger Agreement by and among the Company and Innolog Holdings Corporation as amended dated August 11, 2010(2)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment of the Articles of Incorporation (2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

3.5	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corporation filed August 18, 2010 with the Secretary of State of Nevada (3)

10.1	Promissory Note dated January 10, 2011 in the principal amount of $125,000 issued by Innolog Holdings Corporation in favor of Evan Gappelberg. *

10.2	Promissory Note dated February 1, 2011 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Evan Gappelberg. *

10.3	Promissory Note dated February 7, 2011 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust*

10.4	Promissory Note dated February 9, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust*

10.5	Promissory Note dated February 15, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust*

10.6	Extension Agreement dated February 26, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust.

10.7	Extension Agreement dated March 25, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust

10.8	Extension Agreement dated April 19, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust

10.9	Security Agreement dated March 25, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust

10.10	Promissory Note dated February 10, 2011 in the principal amount of $150,000 issued by Innolog Holdings Corporation in favor of Harry Jacobson. *

10.11	Promissory Note dated March 21, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Harry Jacobson. *

10.12	Promissory Note dated March 21, 2011 in the principal amount of up to $200,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC *

21	Subsidiaries of Innolog Holdings Corporation (5)
0
31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 906 Certification*
* Filed herewith.
(1)	Filed on February 12, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on August 13, 2010 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on October 15, 2010 as an exhibit to the Company’s Amendment No. 3 to Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOLOG HOLDINGS CORPORATION

Dated:	May 23,2011	By:	/s/ William P. Danielczyk

			Name:	William P. Danielczyk
			Title:	Executive Chairman of the Board
Principal Executive Officer

Dated:	May 23, 2011	By:	/s/ Michael J. Kane
			Name:	Michael J. Kane
			Title:	Treasurer
Principal Financial Officer