Form 10-Q
period 2011-06-30
Innolog Holdings Corp.
filed 2011-08-22
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011or

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

(703) 766-1412

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

15,129,973 shares of common stock, $0.001 par value, outstanding on August 18, 2011.

INNOLOG HOLDINGS CORPORATION
REPORT ON FORM 10-Q
QUARTER ENDED March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Accounts receivable, net	$635,159	$741,478
Prepaid expenses and other current assets	15,002	32,565
Total Current Assets	650,161	774,043

Property and equipment, net	24,756	23,702
Other assets	67,579	11,633
Total Assets	$742,496	$809,378

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Cash overdraft	$72,145	$61,223
Line of credit, bank	497,570	497,570
Accounts payable	2,384,387	2,253,197
Accrued salaries and benefits	2,671,020	2,113,327
Accrued interest	302,871	193,740
Other accrued liabilities	1,044,622	1,228,279
Accrued contract loss	-	47,782
Due to former stockholder	272,350	251,350
Deferred rent	26,758	33,258
Notes payable	540,000	471,905
Notes payable, affiliates	2,209,384	1,984,384
Total current liabilities	10,021,107	9,136,015

COMMITMENTS

Stockholders' Deficiency
Common stock, $0.001 par value, 200,000,000 shares authorized; 14,129,973 and 13,629,973 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	14,130	13,630
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 36,894,758 and 37,394,758 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	36,895	37,395
Common stock to be issued	64,700	-
Additional paid in capital	932,623	862,923
Accumulated deficit	(10,326,959)	(9,240,585)
Total Stockholders' Deficiency	(9,278,611)	(8,326,637)

Total Liabilities and Stockholders' Deficiency	$742,496	$809,378

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
		(restated)		(restated)
Revenues	$1,288,794	$1,509,445	$2,592,500	$3,222,174

Operating expenses
Direct costs	574,047	743,597	1,207,698	1,507,660

Operating expenses	1,434,919	1,204,655	2,376,434	2,301,657
Management fees, affiliate	-	238,180	-	482,690
Bad debt, affiliates	-	-	27,000	-
Total operating expenses	2,008,966	2,186,432	3,611,132	4,292,007

Loss from operations	(720,172)	(676,987)	(1,018,632)	(1,069,833)

Other Income (Expenses)
Gain on debt extinguishment	-	1,360,551	-	1,360,551
Merger expenses	-	(426,648)	-	(659,478)
Legal settlement	586,510	-	586,510	-
Interest expense	(298,138)	(35,037)	(654,252)	(109,422)
Total other income (expenses)	288,372	898,866	(67,742)	591,651

Income (loss) before income tax provision	(431,800)	221,879	(1,086,374)	(478,182)

Income tax provision	-	-	-	-

Net Income (Loss)	$(431,800)	$221,879	$(1,086,374)	$(478,182)

Income (Loss) per share - basic and diluted	$(0.03)	$0.02	$(0.08)	$(0.05)

Weighted average number of shares	14,129,973	8,882,545	14,038,813	8,882,545

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:		(restated)
Net loss	$(1,086,374)	$(478,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,319	16,953
Amortization of debt issuance cost	64,700	8,000
Stock based compensation	69,700	-
Gain on extinguishment of debt	-	(1,360,551)
Merger expense related to issuance of stock	-	351,648
Accrued loss on contracts	(47,782)	-
Changes in assets and liabilities:
Accounts receivable	106,319	468,758
Prepaid expenses and other assets	(38,383)	(24,744)
Deferred rent	(6,500)	(754)
Due to related party	-	79,770
Accounts payable and accrued expenses	614,357	756,903

Net cash used in operating activities	(322,644)	(182,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchased	(2,373)	(30,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	10,922	46,179
Borrowings on advances from affiliates	-	150,000
Borrowings on notes payable	562,500	-
Repayments on notes payable	(499,405)	-
Borrowings on notes payable, affiliate	265,000	-
Repayments on notes payable, affiliate	(35,000)	-
Net borrowings from former stockholders	21,000	143,051
Dividends	-	(135,514)

Net cash provided by financing activities	325,017	203,716

NET CHANGE IN CASH	-	(9,278)

CASH - BEGINNING OF PERIOD	-	9,278

CASH - END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$522,114	109,422

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2010, the Company assumed two notes payable from Galen totaling $359,405. Of this amount, $279,636 was recorded as a dividend to Galen.

During the three months ended June 30, 2010, the Company issued 800,000 shares of Series A preferred stock with  a fair value of $8,000 in conjunction with debt.

During the three months ended June 30, 2010, the Company issued 1,000,000 shares of Series A preferred stock with a  fair value of $10,000 in conjunction with the extinguishment of the seller note payable of $1,285,000, as well as the accrued  interest of $85,551. A gain of $1,360,551 was recognized.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements of Innolog Holdings Corporation, and its wholly owned subsidiaries, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

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

Note 4: Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses since inception, and had a stockholders’ deficiency (defined as total assets minus total liabilities) of $9,278,611 and $8,326,637 at June 30, 2011 and December 31, 2010, respectively.  There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, which could ultimately cause the Company to cease operations.

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

On August 11, 2011, the Company entered into an engagement with DME Securities LLC. , a registered broker/dealer as the exclusive placement agent and financial advisor to the Company in connection with up to $10,000,000 in debt/equity financing. In addition, DME will work with the Company regarding M&A targets, to perform the due diligence on these targets, and to advise the Company on potential up listing to either the American Stock Exchange or Nasdaq.

Management believes that actions presently being taken such as continued expense reduction, the implementation of a renewed sales effort and the capital financing efforts of the Company as outlined by the engagement of DME will help to revise the Company’s operating and financial requirements.

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. Goodwill was written off during the three months ended September 30, 2010. There was no impairment loss recorded for the period ended June 30, 2011.

Income Taxes:

The Company applies the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At June 30, 2011, the Company has no unrecognized tax benefits.

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

The computation of basic and diluted loss per share for the three months ended June 30, 2011 and June 30, 2010 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company's financial statements.

Note 6:  Major Customers

Revenues from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for approximately 100% of total revenues for the six months ended June 30, 2011 and June 30, 2010.

Note 7:  Accounts Receivable

Accounts receivable consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Billed receivables	$670,749	$672,466
Unbilled receivables		158,124
Reserve for bad debts	(35,590)	(89,112)
	$635,159	$741,478

Contract receivables from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total contract receivables at June 30, 2011 and December 31, 2010.

Note 8:  Line of Credit

On June 14, 2011, Holdings renewed a credit agreement with Eagle Bank under which it may borrow up to $500,000. Borrowings under the agreement are guaranteed by seven individuals, who are directly or indirectly related to Holdings. The borrowings are due on July 15, 2012 if not demanded earlier. Interest is payable monthly at the bank’s prime rate (as defined) plus 1%, subject to a floor of 5.25%. At June 30, 2011, the interest rate was 5.25%.

Note 9:  Notes Payable

As of June 30, 2011 and December 31, 2010, $540,000 and $471,905 were outstanding, respectively, on notes payable to individuals, trusts, and corporations not related to the Company, of which maturity dates vary from October 11, 2010 to August 2, 2011. Some of the notes are collateralized by the Company’s accounts receivable. Interest charges are a percentage per annum or a flat fee as detailed in each note. New loans totaled $562,500 for the six months ended June 30, 2011. For new notes during 2011, the lenders were granted warrants to purchase 450,000 shares of Innolog common stock at a strike price of $0.01 per share, 150,000 shares of Innolog common stock at a strike price of $0.50 per share, and 50,000 shares of Innolog common stock at a strike price of $0.03 per share. The value of these warrants was $24,700.  The entire amount was charged to expense during the six months ended June 30, 2011.  In addition, for one of the notes in the amount of $100,000, the lender received 452,000 shares of Series A Convertible Preferred Stock and for other notes totaling $150,000 the lender received 500,000 shares of common stock from the former sole stockholder of the Company, Galen.  In exchange, the Company will issue 1,000,000 shares of its common stock to Galen.  The value of these shares was $64,700 on the date of the loan.  The entire amount was charged to expense during the three months ended March 31, 2011 since the loan was due in March 2011.  Of these loans, $290,000 have matured and are in default. Additional interest is due upon default and accrues at 15% per annum or 10% per month.

Note 10:   Related Party Transactions

Notes Payable:

Holdings and Innovative (the “Borrowers”)  have entered into an agreement (the “Loan Agreement”) with seven individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of June 30, 2011 and December 31, 2010 amounted to $1,499,384, collaterized by substantially all assets of the Borrowers and guaranteed by Galen. Repayment of the loan is due at the Lenders’ demand. In order to make the loan to the Borrowers, the Lenders borrowed $1,499,384 from Eagle Bank.  The promissory note to Eagle Bank has a maturity date of July 15, 2012 if not demanded earlier and interest is payable monthly at the bank’s prime rate (as defined) plus 1%.  Interest is directly paid by the Company to the bank on a monthly basis. At June 30, 2011, the interest rate was 5.25%. In addition to the interest due to the bank, on June 22, 2011, the Company granted warrants to the Lenders under which they may purchase 4,500,000 common shares of the Company’s common stock, with a strike price of $0.06 per share.  The warrants expire on June 30, 2016. The fair value of these warrants amounted to $45,000 and was amortized to interest expense during the six months ended June 30, 2011.  Total interest incurred on this loan amounted to approximately $38,000 during the six months ended June 30,, 2011 and 2010.

In March 2010, Galen assigned a note payable due to a director of the Company in the amount of $325,000 to the Company.  Of this amount $279,636 was treated as a dividend to Galen, which was the sole stockholder at the time, and $45,364 related to expenses incurred by Galen on behalf of the Company.  This note was due on June 30, 2010.  In March 2011, the note was amended. Principal  and interest of $32,500 are due on or prior to the maturity date of March 21, 2012. Warrants to purchase 325,000 of the Company’s common stock at a strike price of $.50 were granted in conjunction with this note. There was no interest incurred on this note during the three months ended June 30, 2010. A total of $32,500 of interest was accrued during the six months ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, $385,000 and $160,000 were outstanding, respectively, on other notes payable to related parties. Maturity dates vary from April 10, 2011 to February 10, 2012. New loans totaled $265,000 for the six months ended June 30, 2011. These parties were also granted warrants to purchase 200,000 shares of Innolog common stock. The strike price to purchase the common stock is $0.50 per share with a 5 year expiration date. Interest is charged at a flat fee, as defined in each agreement. Additional interest is due upon default. Of these notes, $40,000 were in default as of June 30, 2011. Total interest incurred on these notes amounted to $34,715 during the six months ended June 30, 2011. Total interest accrued on these notes amounted to $63,722 and $37,705 as of June 30, 2011 and December 31, 2010, respectively.

Loans from Former Stockholder:

As of June 30, 2011 and December 31, 2010, $272,350 and $251,350, respectively, was outstanding on notes payable to a former stockholder. During the six months ended June 30, 2011 and June 30, 2010, interest of $34,757 and $52,867 respectively, was incurred on these notes. As of June 30, 2011 and December 31, 2010 $23,007 and $0, respectively, of interest was accrued on these notes. As of June 30, 2011, $224,850 of these notes are in default and carry a default interest rate of 15% per annum. The loans are currently being renegotiated.

Management Fees, Affiliate:

Pursuant to an Executive Management Agreement with Galen entered into on April 1, 2009, the Company was being charged a management fee of $100,000 per month limited to15% of the gross revenue of the Company for each twelve month period, effective with the consummation of the agreement. Management fees amounted to zero and $482,690 during the six months ended June 30, 2011 and 2010, respectively. In addition, during the six months ended June 30, 2010, Galen charged the Company $650,224 for costs incurred by Galen in excess of the management fees. The agreement expired on September 30, 2010.

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

During the six months ended June 30, 2010, net advances to Galen amounted to $650,224 and represented operating expenses incurred by Galen on behalf of Innolog, mainly consisting of consulting fees, payroll, rent expense, and health care expense. Thus, this amount was charged to expense by the Company during the six months ended June 30, 2010.

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

Legal Fees:

During the six months ended June 30, 2011, the Company incurred legal fees in the amount of $150,000 on behalf of its executive officer in defense of an investigation by a governmental agency..

Note 11:  Commitments and Contingencies

Leases:

The Company leases office space in Washington, D.C.; Orlando, Florida; Fairfax, Virginia; and Brentwood, Tennessee under operating leases expiring at various dates through 2013. The premises leases contain scheduled rent increases and require payment of property taxes, insurance and certain maintenance costs. The minimum future commitments under lease agreements existing as of June 30, 2011 are approximately as follows:

Year ending December 31,
2011	$95,000
2012	128,000
2013	33,000

$256,000

Total rent expense amounted to $150,647 and $363,478 for the six months ended June 30, 2011 and 2010, respectively.

In 2010, Innovative vacated its office space prior to expiration of the lease. The landlord subsequently filed a lawsuit against the Company under which it pursued total damages of approximately $1,000,000, which approximates the rent charges for the remaining term of the lease. On February 14, 2011, Innovative entered into a settlement agreement in which it agreed to a payment of $350,000 on May 31, 2011. In the event Innovative did not make the payment timely, it  agreed to a confessed judgment in the amount of  $936,510. This amount was included in other accrued liabilities on the balance sheet as of March 31, 2011 and December 31, 2010, since management was of the opinion that payment of $350,000 would not be made in time. In July 2011 the settlement agreement was amended to extend the $350,000 payment to August 8, 2011.  The entire $350,000 was paid in full by August 8, 2011, of which $75,000 was paid during the three months ended June 30, 2011. Therefore, $586,510 was recognized as other income during the three months ended June 30, 2011 and the total liability under this settlement agreement amounted to $275,000 as of June 30, 2011.

Late Deposit of Payroll Taxes and Employee Income Tax Withholdings:

During 2011, 2010, and part of 2009, the Company did not make deposits of federal and state employer payroll taxes, as well as employee income tax withholdings.  As of  June 30, 2011 and December 31, 2010, management estimated the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $2,898,619 and $1,791,250, respectively. The Company is currently in discussions with the taxing authorities to develop a payment plan.  On March 17, 2011 the taxing authorities file a notice of federal tax lien in the amount of $321,494 in Fairfax, Virginia.

Employment Agreement:

On April 1, 2009, Innovative entered into an employment agreement with its President and Chief Executive Officer through March 31, 2014, which provides for a minimum annual salary of $198,000. At June 30, 2011, the total commitment, excluding incentives, was $544,500.

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

Delinquent payables

The Company has been delinquent in numerous payables to different parties of which some filed lawsuits against the Company. All necessary accruals have been made as of June 30, 2011 and December 31, 2010 and are included in accounts payable and other accrued liabilities.

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

At June 30, 2011, the Company had net operating loss carry forwards of approximately $6 million for federal and Virginia state tax purposes expiring through 2030.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of June 30, 2011, the Company has no accrued interest and penalties related to uncertain tax positions.

Note 13: Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There were no employer contributions for the six months ended June 30, 2011 and 2010.

Innovative has been late in making deposits of employee deferrals in the amount of $178,100. As of June 30, 2011, an estimated late deposit penalty of $32,000 has been accrued and included in accrued salaries and benefits on the balance sheet. The Department of Labor is reviewing Innovative’s employee benefit plan document as well as other records to determine the status of compliance. The outcome is undetermined as of the date of these financial statements.

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

During the six months ended June 30, 2011, 500,000 shares of preferred stock were converted to 500,000 shares of common stock.

As of June 30, 2011, there were 14,129,973 shares of Common Stock outstanding.

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

During the six months ended June 30, 2011, 500,000 shares of preferred stock were converted to 500,000 shares of common stock.

As of  June 30, 2011, there were 36,894,758 shares of Series A Stock outstanding and no dividends have been accrued.

Dividends:

During the six months ended June 30, 2010, the Company assumed two notes payable from Galen totaling $359,405. Of this amount, $279,636 was recorded as dividends to Galen.

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

For the three months ended June 30, 2010, the Company granted 39,106,857 warrants to various individuals in conjunction with the individuals lending the Company working capital (Notes 8 and 10) or in conjunction with the assignment of the merger rights with a public company. The warrants have an exercise price of $.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was zero at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	67%
Average risk free interest rate	1.79%
Expected life (in years)	5.0

For the three months ended September 30, 2010, the Company granted 1,515,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital (Notes 8 and 10). The warrants have an exercise price of $.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was zero at the time of issue.

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

For the three months ended March 31, 2011, the Company granted 1,457,500 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital (1,125,000) and for consulting (332,500). Of the warrants, 580,000 have an exercise price of $.01 and a life of 5 years, and the remaining 877,500 of the warrants have an exercise price of $.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $23,200 at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	68.53%
Average risk free interest rate	2.24%
Expected life (in years)	5.0

For the three months ended June 30, 2011, the Company granted 4,550,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital and renewals of loans. Of the warrants, 50,000 have an exercise price of $.01 and a life of 5 years, and the remaining 4,500,000 of the warrants have an exercise price of $.06 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $46,500 at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	67.17%
Average risk free interest rate	1.48%
Expected life (in years)	5.0

A summary of the Company’s warrant activity and related information is as follows:

Warrant Summary	Warrants	Weighted Average Exercise Price

Outstanding, January 1, 2010	1,760,000	$.0227

Granted	41,174,857	$0.498
Merger with uKarma	142,272	$10.47
Exercised	-	$-
Forfeited/Expired	-	$-
Outstanding, December 31, 2010	43,077,129	$.5134

Granted	6,007,500	$.1190
Exercised	-
Forfeited/Expired	(22,480)	$11.12
Outstanding, June 30, 2011	49,062,149	$.4588

At June 30, 2011, there were 49,062,149 warrants outstanding and exercisable.  These warrants had a weighted average exercise price of  $.4588 and a weighted average remaining life of  51.6 month

Stock Option Plan:

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

A summary of the status of stock options issued by the Company as of  June 30, 2011 is presented in the following table. Shares have been adjusted to reflect uKarma’s reverse stock split of 11.120904 to 1 effective as of the date of merger:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year 2011	13,451,980	$0.503
Granted	-
Exercised/Expired/Cancelled	(22,480)	2.22
Outstanding at June 30, 2011	13,429,500	$0.50

Exercisable at June 30, 2011	13,047,897	$0.50

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

These stock options have a weighted average remaining life of  49.9 months. The intrinsic value is not greater than the grant price.

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
		(ii) decrease in net loss of $75,590

The Company intends to file an amended Form 8-K and an amended Form 10-Q as soon as practicable. The adjustments disclosed above have been included in our consolidated financial statements for the year ended December 31, 2010 and six months ended June 30, 2011.

Note 16: Subsequent Events

On July 6, 2011, the Company borrowed $50,000 from an unrelated trust. The loan carried a flat fee of  $4,000 and a maturity date of  July 13, 2011.  The loan is currently past due.

On July 11, 2011, the Company entered into an advisory agreement with a related party who is also a greater than 5% stockholder. In exchange for services rendered, the Company issued warrants to purchase 10,000,000 common shares with a strike price of $.06 and an expiration date of 5 years.

On July 29, 2011, the Company borrowed $20,000 from an unrelated lender. The loan carried a flat fee of $2,000 and a maturity date of August 27, 2011. In addition, warrants of 10,000 were granted for the purchase of common stock with a strike price of  $.075 and an expiration date of 5 years.

During the months of July and August , the Company borrowed a total of $75,000 from a related party for working capital. Maturity dates range from  August 15, 2011 to September 1, 2011. The loans carried a flat fee of 10%.

On August 1, 2011, the Company borrowed $200,000 from an unrelated lender. The loan carried a flat fee of $20,000 and a maturity date of September 14, 2011. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of  $.075 and an expiration date of 5 years.

On August 1, 2011, the Company borrowed $25,000 from an unrelated trust. The loan carried a flat fee of  $1,000 and a maturity date of  August 3, 2011.  The loan is currently past due.

On August 8, 2011, the Company borrowed funds totaling $225,000 from unrelated entities.  The loans carried a flat fee ranging from 17.6% to 37.6% and a maturity date of November 8, 2011. In addition, warrants of  450,000 were granted for the purchase of common stock with a strike price of  $.07 and an expiration date of 5 years. These loans were also guaranteed by a related party who is a director of the Company.

Item 2: Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the results of operations and financial condition of Innolog Holdings Corporation and its wholly owned subsidiaries, Innolog Group Corporation, and Innovative Logistics Techniques, Inc., for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included in the Current Report on Form 10-K that we filed with the Securities and Exchange Commission on May 18, 2011.  References to “the Company,” “we,” “our,” or “us” in this discussion refer to Innolog Holdings Corporation and its subsidiaries.

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

While our significant accounting policies are more fully described in Note 5 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this discussion and analysis:

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. Goodwill was written off during the nine months ended September 30, 2010. There was no impairment loss recorded for the period ended June 30, 2011.

Income Taxes:

The Company applies the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At June 30, 2011, the Company has no unrecognized tax benefits.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended June 30, 2011 (unaudited)	% of Sales	Three Months Ended June 30, 2010 (unaudited and restated)	% of Sales	Six Months Ended June 30, 2011 (unaudited)	% of Sales	Six Months Ended June 30, 2010 (unaudited and restated)	% of Sales
Contract Revenue	$1,288,794	100.0%	$1,509,445	100.0%	$2,592,500	100.0%	$3,222,174	100.0%

Direct Costs	574,047	44.5	743,597	49.3	1,207,698	46.6	1,507,660	46.8

Other Operating Expenses	1,434,.919	111.4	1,442,835	95.6	2,376,434	91.7	2,784,347	86.4

Bad debt expense, affiliate	-	-	-	-	27,000	1.0	-	-

Operating Loss	(720,172)	(55.9)	(676,987)	(44.9)	(1,018,632)	(39.3)	(1,069,833)	(33.2)

Other income	586,510	45.5	1,360,551	90.1	586,510	22.6	1,360,551	42.2

Other Expense	(298,138)	(23.1)	(461,685)	(30.6)	(654,252)	(25.2)	(768,900)	(23.9)

Income (Loss) Before Income Tax	(431,800)	(33.5)	221,879	14.6	(1,086,374)	(41.9)	(478,182)	(14.9)

Income Tax Expense	-			-	-		-

Net Income (Loss)	$(431,800)	(33.5)%	$221,879	14.6%	$(1,086,374)	(41.9)%	$(478,182)	(14.9)%
Contract Revenues.  Revenues for the three and six months period ended June 30, 2011 decreased by 14.6% and 19.5%, respectively over the previous year.  The majority of this decrease is attributed to the completion of several small contracts and a strategic decision by the Company to eliminate short term contracts where the Company had sub contractors supplying most of the work in the prior year, thereby generating a very small margin to the Company.  The company’s two major contracts with the Army and Navy remain solid and are growing.

Direct Costs.  Direct costs decreased slightly as a percentage of revenue for the three months ended June 30, 2011 due to the reasons stated above and remained constant as a percentage of revenue for the six months ended June 30, 2011.

Other Operating Expenses.  Operating expenses include indirect contract costs, management fees paid to an affiliate in 2010 and costs not allocable to contracts. For the three month and six month periods ended June 30, 2011 these expenses included increased penalties relating to the non- payment of various payroll taxes and tax withholdings. For the six months period ended June 30, 2011, these expenses decreased by 14.7% from the previous year. The decrease occurred mostly in indirect contract costs in the areas of general and administrative expenses, rent, and fringe benefits.

Operating Loss.  The Company decreased its operating loss by 4.8% in the six months ended June 30, 2011 from the previous year. This was due to a decrease in indirect contract costs as discussed above. For the three months ended June 30, 2011 the operating loss increased by 6.4% due to the reasons stated above.

Other Income. For the three and six months ended June 30, 2011 other income relates to a legal settlement relating to former leased office space. The other income for the three and six months ended June 30, 2010 relates to a gain on debt extinguishment, which was a one time income occurrence.

Other Expenses.  Other expenses for the three and six months ended June 30, 2011 were made up of interest expense of $298,138 and $654,252, respectively.  For the three and six months ended June 30, 2010, interest expense was $35,037 and $109,422 and merger expenses were $426,648 and $659,648, respectively. Interest increased due to an increase in debt.

Net Loss. The increase in net loss resulted from a increase in interest expense as well as the one time gain on debt extinguishment and merger expenses mentioned above that occurred in 2010. For the three months ended June 30, 2011 and June 30, 2010, our net loss was $431,800 versus a net income of $221,879. For the six months ended June 30, 2011 and June 30, 2010, our net loss was $1,086,374 and $478,182, respectively.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $322,644 for the six months ended June 30, 2011 and $182,199 for the six months ended June 30, 2010.  Cash was used primarily to support operating losses.

Net cash flow used in investing activities was $2,373 for the six months ended June 30, 2011 and $30,795 for the six months ended June 30, 2010.  In 2011 and 2010, cash was used in investing activities for equipment purchases.

Net cash flow provided by financing activities was $325,017 for the six months ended June 30, 2011 and $203,716 for the six months ended June 30, 2010. Receipts of cash flow from financing activities during the six months ended June 30, 2011 and 2010 primarily consisted of borrowings from and payments to related and non-related party lenders.

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

Aside from needing cash for our operations, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. However, we are in discussions with several sources for financing commitments. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

At June 30, 2011 we had no cash on hand. We will need significant additional financing to fund our operations over the next 12 months. The Company has sustained substantial operating losses since inception, and had a stockholders’ deficit (defined as total assets minus total liabilities) of $9,278,611 and $8,326,637 at June 30, 2011 and December 31, 2010, respectively. There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, which could ultimately cause the Company to cease operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Loan and Line of Credit

Innolog Holdings Corporation and Innovative Logistics Techniques, Inc. have entered into an agreement with seven individuals, some of which are directors of the Company, to borrow up to $2,000,000 under a loan due on demand.  The loan is secured by the assets of both Innolog Holdings Corporation and Innovative Logistics Techniques, Inc.  Repayment of the loan is at the lenders’ demand. In order to make the loan, the lenders borrowed $1,499,384 from Eagle Bank. The promissory note to Eagle Bank has a maturity date of July 15, 2012. In March 2009, Innolog Holdings Corporation entered into a $500,000 line of credit with Eagle Bank due on demand. This line was renegotiated on June 14, 2011 with a maturity date of July 15, 2012. The line of credit is guaranteed by seven individuals, some of which are directors of the Company.  The line of credit bears interest at the prime rate plus 1%.  At June 30, 2011, the interest rate was 5.25%.  At June 30, 2011, both the loan and the line of credit were outstanding in the amounts of $1,499,384 and $497,570, respectively.

Loans From Former Stockholder

During the six months ended June 30, 2011, we received new loans totaling $117,500 from a former stockholder and repaid $96,500. As of June 30, 2011 total loans outstanding from this stockholder totaled $272,350.

Loans From Related Parties

During the six months ended June 30, 2011, we incurred new related party loans totaling $265,000.  Total notes payable to related parties as of June 30, 2011 were $710,000.

Loans From Non Related Parties

During the six months ended June 30, 2011, we borrowed $562,500 from various individuals and entities not related to us.  Loans from unrelated individuals, totaling $540,000, were outstanding as of June 30, 2011.

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

The following table summarizes our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$497,570	497,570		$-	$-
Other Indebtedness	3,021,734	3,021,734		-	-
Operating Leases	256,000	95,000	161,000
Totals:	$3,775,304	3,614,304	161,000	$-	$-

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
Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision of and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.
Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of June 30, 2011, our disclosure controls and procedures were not effective due to the following material weaknesses.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses in our disclosure controls and procedures:

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

•	We anticipate that our internal controls will be implemented, tested, deficiencies remediated and documented by the end of 2011.

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

Lau Massachusetts Business Trust et. al. vs. Innovative Logistics Techniques, Inc.  This complaint was filed in June 2010 in the Circuit Court of Fairfax County Virginia (Case No. 2010-8002).  The complaint alleges, among other things, breach of various contracts, trover and conversion of funds based on the Company’s receipt of moneys that allegedly should have been paid over to the complainant or its affiliates and non-payment of various alleged settlement arrangements.  The complainant seeks damages of $286,189, plus costs, fees, punitive damages, and post-judgment interest.  The Company has entered into a settlement agreement for the matter requiring the payment of $290,000 by May 30, 2011; partial payments have been made and such agreement has been extended to September 2011.

Kettler, Inc. et. al vs. Innovative Logistics Techniques, Inc.  The original complaint was filed in December 2009 in the General District Court of Fairfax County, Virginia (Case No. 2009-27504).  This matter relates to a Sublease for the Company’s prior headquarters at Pinnacle Drive, McLean, Virginia.  The plaintiff received a judgment for approximately $140,000.  The Company paid approximately $110,000, plus the plaintiff retained a security deposit of $80,000.  The plaintiff filed a second complaint in February 2010 (Case No. 2010-2214) in the same court seeking approximately $1 million in damages, costs, attorney’s fees and interest, based on a breach of contract claim.  The Company has filed an answer and has asserted various defenses on its behalf.  The Company entered into a settlement agreement for the matter that requires a forfeiture of the security deposit and the payment of $350,000 by May 30, 2011.  As of August 8, 2011 the settlement amount has been paid in full.

Fischer vs. uKarma Corporation, et. al.  On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a complaint against uKarma and Bill Glaser, the former Chief Executive Officer of uKarma, in the Los Angeles Superior Court in Los Angeles, California.  The Landlord claimed that uKarma and Mr. Glaser owed back rent on the lease of uKarma’s yoga and fitness studio in Sherman Oaks, California and sought to recover $222,859.97 and evict uKarma from the subject property.   On April 29, 2011 the Court approved the Company’s demurrer and the Company has been removed from the lawsuit.

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

Investigation by the US Internal Revenue Service.  The US Internal Revenue Service has alleged the various past due taxes since 2008 are due and owing by the Company.  The IRS has filed various liens amounting to approximately $321,494. There are various matters and issues pending before the IRS.  The Company intends to seek an installment payment plan with the service.

Item 1A: Risk Factors.

As a smaller reporting company we are not required to provide this information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

              None

Item 3: Defaults Upon Senior Securities.

Loans from a former shareholder in the amount of $224,850 plus accrued interest of $18,007, loans from related parties in the amount of $40,000 plus accrued interest of $22,599, and loans from individuals not related in the amount of $290,000 have matured and are in default.  As of the date of this filing, none of the note holders have made a demand for repayment.

Item 4: Removed and Reserved.

Item 5: Other Information.

Not applicable.

Item 6: Exhibits.
The Exhibit Table below lists those documents that we are required to file with this report.

Number	Description

2.1	Amended and Restated Merger Agreement by and among the Company and Innolog Holdings Corporation as amended dated August 11, 2010(2)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment of the Articles of Incorporation (2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

3.5	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corporation filed August 18, 2010 with the Secretary of State of Nevada (3)

10.1	Promissory Note dated April 27, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.2	Settlement Agreement dated May 31, 2011 between Innolog Holdings Corporation and Kay M. Gumbinner Trust. *

10.3	Amendment to Settlement Agreement dated June 1, 2011 between Innolog Holdings Corporation and Kay M. Gumbinner Trust. *

10.4	Promissory Note dated June 28, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.5	Guarantee Agreement dated June 28,2011 issued by Ian Reynolds in favor of Kay M. Gumbinner Trust. *

10.6	Promissory Note dated June 17, 2011 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of YG Funding, LLC. *

10.7	Promissory Note dated June 21, 2011 in the principal amount of $70,000 issued by Innolog Holdings Corporation in favor of Galen Capital Group, LLC. *

10.8	Engagement letter dated July 22, 2011 between Innolog Holdings Corporation and DME Securities LLC. *

21.0	Subsidiaries of Innolog Holdings Corporation (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 906 Certification*
* Filed herewith.
(1)	Filed on February 12, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on August 13, 2010 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on October 15, 2010 as an exhibit to the Company’s Amendment No. 3 to Current Report on Form 8-K and incorporated herein by reference.
(4)	Filed on January 12, 2011 as an exhibit to the Company’s Amendment No. 1 to Form S1A and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOLOG HOLDINGS CORPORATION

Dated: August 19, 2011	By:	/s/ William P. Danielczyk

		Name:	William P. Danielczyk
		Title:	Executive Chairman of the Board
Principal Executive Officer

Dated: August 19, 2011	By:	/s/ Michael J. Kane
		Name:	Michael J. Kane
		Title:	Treasurer
Principal Financial Officer