Form 10-Q
period 2011-09-30
Innolog Holdings Corp.
filed 2011-11-21
CIK 1389115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011or

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

(703) 766-1412

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒Yes  ☐ No The registrant is not yet subject to this requirement.

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

15,129,973 shares of common stock, $0.001 par value, outstanding on November 18, 2011.

INNOLOG HOLDINGS CORPORATION
REPORT ON FORM 10-Q
QUARTER ENDED September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Accounts receivable, net	$360,688	$741,478
Prepaid expenses and other current assets	11,063	32,565
Total Current Assets	371,751	774,043

Property and equipment, net	23,595	23,702
Other assets	67,580	11,633
Total Assets	$462,926	$809,378

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Cash overdraft	$116,049	$61,223
Line of credit, bank	497,570	497,570
Accounts payable	2,334,610	2,253,197
Accrued salaries and benefits	2,936,295	2,113,327
Accrued interest	459,247	193,740
Other accrued liabilities	1,090,515	1,228,279
Accrued contract loss	-	47,782
Deferred rent	24,495	33,258
Notes payable, others	881,500	471,905
Notes payable, affiliates	2,475,734	2,235,734
Total current liabilities	10,816,015	9,136,015

COMMITMENTS

Stockholders' Deficiency
Common stock, $0.001 par value, 200,000,000 shares authorized; 15,129,973 and 13,629,973 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	15,130	13,630
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 36,894,758 and 37,394,758 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	36,895	37,395
Additional paid in capital	1,015,323	862,923
Accumulated deficit	(11,420,437)	(9,240,585)
Total Stockholders' Deficiency	(10,353,089)	(8,326,637)

Total Liabilities and Stockholders' Deficiency	$462,926	$809,378

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010 (as restated)	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010 (as restated)

Revenues	$1,139,166	$1,407,778	$3,731,666	$4,629,952

Operating expenses
Direct costs	561,119	695,439	1,768,817	2,203,099
Operating expenses	1,269,695	1,347,271	3,646,129	3,648,928
Management fees, affiliate	-	241,800	-	724,490
Bad debt expense, affiliate	-	185,163	27,000	185,163
Impairment of goodwill	-	3,056,238		3,056,238
Total operating expenses	1,830,814	5,525,911	5,441,946	9,817,918

Loss from operations	(691,648)	(4,118,133)	(1,710,280)	(5,187,966)

Other Income (Expenses)
Gain on debt extinguishment	-	-	-	1,360,551
Other income		33		203
Merger expenses	-	(45,922)	-	(705,570)
Legal Settlement	-	-	586,510	-
Interest expense	(401,830)	(229,828)	(1,056,082)	(339,250)
Unrealized Gain on fair value of consideration payable		515,000		515,000
Total other income (expenses)	(401,830)	239,283	(469,572)	830,934

Loss before income tax provision	(1,093,478)	(3,878,850)	(2,179,852)	(4,357,032)

Income tax provision	-	-	-	-

Net Loss	$(1,093,478)	$(3,878,850)	$(2,179,852)	$(4,357,032)

Loss per share - basic and diluted	$(0.08)	(0.28)	(0.15)	(0.32)

Weighted average number of shares	14,307,629	13,629,774	14,307,629	13,629,774

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND
FOR NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	For the nine months	For the nine months
	ended September 30,	ended September 30,
	2011	2010 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,179,852)	$(4,357,032)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,435	17,095
Amortization of debt issuance cost	-	12,000
Stock based compensation	153,400	-
Impairment of goodwill	-	3,056,238
Gain on extinguishment of debt	-	(1,360,551)
Unrealized gain on fair value of consideration payable	-	(515,000)
Merger expense related to issuance of stock	-	351,648
Bad debt expense, affiliates	-	185,163
Accrued loss on contracts	(47,782)	-
Changes in assets and liabilities:
Accounts receivable	380,790	587,641
Prepaid expenses and other assets	(34,445)	(24,778)
Deferred rent	(8,763)	33,854
Due to related party	-	79,770
Accounts payable and accrued expenses	1,032,124	1,504,645

Net cash used in operating activities	(703,093)	(429,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to affiliates	-	(185,163)
Property and equipment purchased	(1,328)	(30,345)

Net cash used in investing activities	(1,328)	(215,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	54,826	-
Borrowings on notes payable,others	1,082,500	370,000
Repayments on notes payable,others	(677,905)	-
Borrowings on notes payable, affiliates	764,000	815,486
Repayments on notes payable, affiliates	(519,000)	(549,949)

Net cash provided by financing activities	704,421	635,537

NET CHANGE IN CASH	-	(9,278)

CASH - BEGINNING OF PERIOD	-	9,278

CASH - END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$757,625	$179,125

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND
FOR NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

 SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2010, the Company issued 1,000,000 shares of Series A preferred stock with a fair value of $10,000 in conjunction with the extinguishment of the seller note payable of $1,285,000, as well as the accrued interest of $85,551.

During the nine months ended September 30, 2010, the Company entered two credit notes totaling $359,405. Of this amount, $279,636 was recorded as a dividend to Galen.

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

Innovative Logistics Techniques, Inc., a Virginia corporation, formed in March 1989, is a solutions oriented organization providing supply chain logistics and information technology solutions to clients in the public and private sector. Innovative's services and solutions are provided to a wide variety of clients, including the Department of Defense, Department of Homeland Security and civilian agencies in the federal government and state and local municipalities, as well as selected commercial organizations.

As more fully described in Note 3, on October 15, 2009, uKarma Corporation (“uKarma”), a publicly traded Nevada corporation, and Galen entered into an agreement to merge (the "Merger Agreement") in a reverse merger transaction. In June 2010, the rights to merge were assigned directly to Holdings. The merger transaction was closed on August 17, 2010, and the Holdings stockholders became the controlling stockholders of uKarma and the business of Holdings continued. Under this transaction, Innolog Holdings Corporation's name was changed to Innolog Group Corporation and became a wholly owned subsidiary of uKarma Corporation. uKarma Corporation's name was changed to Innolog Holdings Corporation.

Innolog Holdings Corporation and its wholly owned subsidiary are referred to herein as the “Company.”

Note 3: Merger Agreement

On August 11, 2010, uKarma, GCC Merger Sub Corp., it’s wholly-owned Nevada subsidiary (“Merger Sub”), Galen, and Holdings, entered into an Amended and Restated Merger Agreement (“New Agreement”).  The New Agreement provided that Holdings would be merged with Merger Sub such that Innolog would be a wholly owned subsidiary of uKarma (“Acquisition”).  Pursuant to the Acquisition, Holdings' common stockholders received one share of uKarma common stock for every share of Holdings common stock they held (“Common Stock Ratio”).  Likewise, holders of Holdings Series A Preferred Stock received one share of uKarma Series A Preferred Stock for every share of Holdings Series A Preferred Stock they held.  Holders of options and warrants to purchase Holdings common stock received comparable options and warrants to purchase uKarma common stock with the exercise price and number of underlying uKarma shares proportional to the Common Stock Ratio.  Holdings also paid uKarma $525,000 in cash (which included past advances from Galen) in connection with the intended acquisition.

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

Since the owners and management of the Company possessed voting and operating control of the combined company after the share exchange, the transaction constituted a reverse acquisition for accounting purposes, as contemplated by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations.”  Under this accounting, the entity that issues shares (uKarma – the legal acquirer) is identified as the acquiree for accounting purposes.  The entity whose shares are acquired (Holdings) is the accounting acquirer.

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

In connection with the reverse acquisition, all share and per share amounts of Holdings have been retroactively adjusted to reflect the legal capital structure of uKarma pursuant to FASB ASC 805.

Note 4: Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses since inception, and had a stockholders’ deficiency (defined as total assets minus total liabilities) of $10,353,089 and $8,326,637 at September 30, 2011 and December 31, 2010, respectively.  There are delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

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

Income Taxes:

The Company files a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method under FASB ASC 740, “Income Tax”, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities, and their respective tax basis, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized as income in the period that includes the enactment date. Estimates of the realization of deferred tax assets are based-on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company applies the provisions of FASB ASC 740, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At September 30, 2011, the Company has no unrecognized tax benefits.

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

The Company has determined that the contingent consideration liability that was part of the acquisition of Innovative in 2009, falls within level three of the hierarchy. The balance was written down to zero during 2010.

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

The computation of basic and diluted loss per share for the three and nine months ended September 30, 2011 and September 30, 2010 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company's financial statements.

Note 6:  Major Customers

Revenues from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total revenues for the nine months ended September 30, 2011 and September 30, 2010.

Note 7:  Accounts Receivable

 Accounts receivable consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Billed receivables	$482,622	$672,466
Unbilled receivables (billings in excess of earnings)	(86,344)	158,124
Reserve for bad debts	(35,590)	(89,112)
	$360,688	$741,478

Contract receivables from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total contract receivables at September 30, 2011 and December 31, 2010.

Note 8:  Line of Credit

On June 14, 2011, Holdings renewed a credit agreement with Eagle Bank under which it may borrow up to $500,000. Borrowings under the agreement are guaranteed by seven individuals, who are directly or indirectly related to Holdings. The borrowings are due on July 15, 2012, if not demanded earlier. Interest is payable monthly at the bank’s prime rate (as defined) plus 1%.  At September 30, 2011, the interest rate was 5.25%.

Note 9:  Notes Payable, Others

As of September 30, 2011 and December 31, 2010, $881,500 and $471,905 were outstanding, respectively, on notes payable to individuals, trusts, and corporations not related to the Company, of which maturity dates vary from October 11, 2010 to November 8, 2011. Some of the notes are collateralized by the Company’s accounts receivable. Interest charges are a percentage per annum or a flat fee as detailed in each note.  For new notes during 2011, the lenders were granted warrants to purchase 3,240,000 shares of Innolog common stock at a strike price ranging from $0.01 per share to $0.50 per share.  The value of these warrants was $16,660.  The entire amount was charged to expense during the nine months ended September 30, 2011.  In addition, for one of the notes in the amount of $100,000, the lender received 452,000 shares of Series A Convertible Preferred Stock and for other notes totaling $150,000 the lender received 500,000 shares of common stock from the former sole stockholder of the Company, Galen.  In exchange, the Company issued 1,000,000 shares of its common stock to Galen.  The value of these shares was $64,700 on the date of the loan.  The entire amount was charged to expense during the nine months ended September 30, 2011 since the loan was due in March 2011.  Of these loans, $706,500 have matured and are in default. Additional interest and late fees are due upon default as defined in each note.

Note 10:   Related Party Transactions

Notes Payable, affiliates:

Holdings and Innovative (the “Borrowers”)  have entered into an agreement (the “Loan Agreement”) with seven individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of September 30, 2011 and December 31, 2010 amounted to $1,499,384, collateralized by substantially all assets of the Borrowers and guaranteed by Galen. Repayment of the loan is due at the Lenders’ demand. In order to make the loan to the Borrowers, the Lenders borrowed $1,499,384 from Eagle Bank.  The promissory note to Eagle Bank has a maturity date of July 15, 2012 if not demanded earlier and interest was payable monthly at the bank’s prime rate (as defined) plus 1%.  Interest is directly paid by the Company to the bank on a monthly basis. At September 30, 2011, the interest rate was 5.25%.  In addition to the interest due to the bank, on June 22, 2011, the Company granted warrants to the Lenders under which they may purchase 4,500,000 common shares of the Company’s common stock, with a strike price of $0.06 per share.  The warrants expire on June 30, 2016. The fair value of these warrants amounted to $45,000 and was amortized to interest expense during the nine months ended September 30, 2011.  Additional interest incurred on this loan amounted to approximately $59,000 and $56,000 during the nine months ended September 30, 2011 and 2010.

In March 2010, Galen assigned a note payable due to a director of the Company in the amount of $325,000 to the Company.  Of this amount $279,636 was treated as a dividend to Galen, which was the sole stockholder at the time, and $45,364 related to expenses incurred by Galen on behalf of the Company.  This note was due on June 30, 2010.  In March 2011, the note was amended. Principal  and interest of $32,500 are due on or prior to the maturity date of March 21, 2012. Warrants to purchase 325,000 of the Company’s common stock at a strike price of $.50 were granted in conjunction with this note. There was no interest incurred on this note during the nine months ended September 30, 2010. A total of $32,500 of interest was accrued during the nine months ended September 30, 2011. This loan and due from former stockholders are included in the totals below.

As of September 30, 2011 and December 31, 2010, $976,350 and $736,350 were outstanding, respectively, on their notes payable to related parties. Maturity dates vary from July 9, 2011 to March 21, 2012.  These parties were granted warrants to purchase 500,000 shares of Innolog common stock. The strike price to purchase the common stock ranges from $0.06 to $0.50 per share with a 5 year expiration date. Interest is charged at a flat fee, as defined in each agreement. Additional interest and late fees are due upon default. Of these notes, $422,350 were in default as of September 30, 2011. Total interest and fees incurred on these notes amounted to $180,467 during the nine months ended September 30, 2011. Total interest  and fees accrued on these notes amounted to $172,725 and $37,705 as of September 30, 2011 and December 31, 2010.

Management Fees, Affiliate:

Pursuant to an Executive Management Agreement with Galen entered into on April 1, 2009, the Company was being charged a management fee of $100,000 per month limited to 15% of the gross revenue of the Company for each twelve month period, effective with the consummation of the agreement. Management fees amounted to zero and $724,490 during the nine months ended September 30, 2011 and 2010, respectively. In addition, during the nine months ended September 30, 2010, Galen charged the Company $832,673  for costs incurred by Galen in excess of the management fees. The agreement expired on September 30, 2010.

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

During the nine months ended September 30, 2010, net advances to Galen amounted to $832,673 and represented operating expenses incurred by Galen on behalf of Innolog, mainly consisting of consulting fees, payroll, rent expense, and health care expense. Thus, this amount was charged to expense by the Company during the nine months ended September 30, 2010.

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

Legal Fees:

During the nine months ended September 30, 2011, the Company incurred legal fees in the amount of $195,000 on behalf of its executive officer in defense of an investigation by a governmental agency.

Note 11:  Commitments and Contingencies

Leases:

The Company leases office space in Washington, D.C.; Orlando, Florida; Fairfax, Virginia; and Brentwood, Tennessee under operating leases expiring at various dates through 2013. The premises leases contain scheduled rent increases and require payment of property taxes, insurance and certain maintenance costs. The minimum future commitments under lease agreements existing as of September 30, 2011 are approximately as follows:

Year ending December 31,
2011	$75,000
2012	294,000
2013	202,000
2014	174,000
2015	178,000
Thereafter	121,000
$1,044,000

Total rent expense amounted to $229,720 and $752,873 for the nine months ended September 30, 2011 and 2010, respectively.

In 2010, Innovative vacated its office space prior to expiration of the lease. The landlord subsequently filed a lawsuit against the Company under which it pursued total damages of approximately $1,000,000, which approximates the rent charges for the remaining term of the lease. On February 14, 2011, Innovative entered into a settlement agreement in which it agreed to a payment of $350,000 on May 31, 2011. In the event Innovative did not make the payment timely, it  agreed to a confessed judgment in the amount of  $936,510 and this amount was included in other accrued liabilities on the balance sheet as of March 31, 2011 and December 31, 2010. In July 2011, the settlement agreement was amended to extend the $350,000 payment to August 8, 2011.  The entire $350,000 was paid in full by August 8, 2011.   As such, $586,510 was recognized as a gain from legal settlement during the nine months ended September 30, 2011.

Late Deposit of Payroll Taxes and Employee Income Tax Withholdings:

During 2011, 2010, and part of 2009, the Company has not made deposits of federal and state employer payroll taxes, as well as employee income tax withholdings.  As of  September 30, 2011 and December 31, 2010, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $3,426,815 and $1,791,250, respectively. The Company is currently in discussions with the taxing authorities to develop a payment plan.  On March 17, 2011 the taxing authorities filed a notice of federal tax lien in the amount of $321,494 in Fairfax, VA.

Employment Agreement:

On April 1, 2009, Innovative entered into an employment agreement with its President and Chief Executive Officer through March 31, 2014, which provides for a minimum annual salary of $198,000. At September 30, 2011, the total commitment, excluding incentives, was $495,000.

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

Delinquent payables

The Company has been delinquent in numerous payables to different parties of which some filed lawsuits against the Company. All necessary accruals have been made as of September 30, 2011 and December 31, 2010 and are included in accounts payable and other accrued liabilities.

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

At September 30, 2011, the Company had net operating loss carry forwards of approximately $7.2 million for federal and Virginia state tax purposes expiring through 2030.

The Company has not filed its 2010 Federal and State income tax returns, and is delinquent in such filings.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of September 30, 2011, the Company has no accrued interest and penalties related to uncertain tax positions.

Note 13: Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There were no employer contributions for the nine months ended September 30, 2011 and 2010.

Innovative has been late in making deposits of employee deferrals in the amount of $181,500. The Department of Labor is reviewing Innovative’s employee benefit plan document as well as other records to determine the status of compliance. The outcome is undetermined as of the date of these financial statements.

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

During the nine months ended September 30, 2011, 500,000 shares of preferred stock were converted to 500,000 shares of common stock, and 1,000,000 shares of common stock were issued in connection with a note payable. See note 9.

As of September 30, 2011, there were 15,129,973 shares of common stock outstanding.

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

During the nine months ended September 30, 2011, 500,000 shares of preferred stock were converted to 500,000 shares of common stock.

As of  September 30, 2011, there were 36,894,758 shares of Series A Stock outstanding and no dividends have been accrued.

Dividends:

During the nine months ended September 30, 2010, the Company assumed two notes payable from Galen totaling $359,405. Of this amount, $279,636 was recorded as dividends to Galen.

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

For the three months ended September 30, 2011, the Company granted 12,890,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital, renewals of loans and for consulting services. Of the warrants, 10,355,000 have an exercise price of $.06 and a life of 5 years, 1,900,000 have an exercise price of $0.01 and a life of 5 years, 500,000 have an exercise price of $0.07 and a life of 5 years, 110,000 have an exercise price of $0.075 and a life of 5 years, and the remaining 25,000 of the warrants have an exercise price of $.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $35,390 at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	71.13%
Average risk free interest rate	0.96%
Expected life (in years)	5.0

A summary of the Company’s warrant activity and related information is as follows:

Warrant Summary	Warrants	Weighted Average Exercise Price

Outstanding, January 1, 2010	1,760,000	$.0227

Granted	41,174,857	$0.498
Merger with uKarma	142,272	$10.47
Exercised	-	$-
Forfeited/Expired	-	$-
Outstanding, December 31, 2010	43,077,129	$.5134

Granted	18,897,500	$.0747
Exercised	-
Forfeited/Expired	(22,480)	$11.12
Outstanding, September 30, 2011	61,952,149	$.3746

At September 30, 2011, there were 61,952,149 warrants outstanding and exercisable.  These warrants had a weighted average exercise price of  $.3746 and a weighted average remaining life of  48.4 months. The intrinsic value is not greater than the grant price.

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

A summary of the status of stock options issued by the Company as of  September 30, 2011 is presented in the following table. Shares have been adjusted to reflect uKarma’s reverse stock split of 11.120904 to 1 effective as of the date of merger:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year 2011	13,451,980	$0.503
Granted	-
Exercised/Expired/Cancelled	(22,480)	2.22
Outstanding at September 30, 2011	13,429,500	$0.50

Exercisable at September 30, 2011	13,072,042	$0.50

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

These stock options have a weighted average remaining life of  46.9 months. The intrinsic value is not greater than the grant price.

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
		(ii) decrease in net loss of $75,590

The Company intends to file an amended Form 8-K and an amended Form 10-Q as soon as practicable. The adjustments disclosed above have been included in our consolidated financial statements for the year ended December 31, 2010 and nine months ended September 30, 2011.

Note 16: Subsequent Events

On October 3, 2011, the Company borrowed $100,000 from a related party. The loan carried a flat fee of  $10,000 and a maturity date of  October 13, 2011. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years.

On October 18, 2011, the Company borrowed $25,000 from a related party.  The loan carried a flat fee of 10% of the principal, equal to $2,500 and a maturity date forty-five days from receipt of the principal.  In addition, 25,000 warrants were granted for the purchase of common stock with a strike price of $0.06 and an expiration of 5 years.

On October 19, 2011, the Company borrowed $25,000 from a related party. The loan carried a flat fee of 10% of the principal amount and a maturity date forty-five days from receipt of the principal.

On October 24, 2011, the Company borrowed $50,000 from an unrelated lender.  The loan carried a flat fee of $4,000 and a maturity date on the business day following the receipt of the secured account receivable or October 28, 2011, whichever is earlier. In addition, warrants were granted for the purchase of 50,000 shares of common stock with a strike price of  $.01 and an expiration date of 5 years. These loans were also guaranteed by a related party who is a director of the Company.

On November 1, 2011, the Company borrowed $5,063 from a related party.  The loan carried a flat fee of $10.00 and a maturity date defined as the date in which the Company receives an account receivable securing the loan.  The loan has since been repaid.

On November 8, 2011, the Company borrowed $17,500 from an unrelated lender.  The loan carried a flat fee of $1,500 and a maturity date on the business day following the receipt of the secured account receivable described in the note or November 11, 2011, whichever is earlier.  In addition, 17,500 warrants were granted for purchase of common stock with a strike price of $0.01 per share and an expiration of 5 years.

Item 2: Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the results of operations and financial condition of Innolog Holdings Corporation and its wholly owned subsidiaries, Innolog Group Corporation, and Innovative Logistics Techniques, Inc., for the nine months ended September 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included in the Current Report on Form 10-K that we filed with the Securities and Exchange Commission on May 18, 2011.  References to “the Company,” “we,” “our,” or “us” in this discussion refer to Innolog Holdings Corporation and its subsidiaries.

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

Across the national security community, we see the following trends that we believe will continue to drive increased spending and dependence on technology support contractors:

	Increased Spending on Defense and Intelligence to Combat Terrorist Threats

	Increased Spending on Cyber Security

	Continuing Focus on Information Sharing, Data Interoperability and Collaboration

	Reliance on Technology Service Providers

	Inherent Weaknesses of Federal Personnel Systems

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

Income Taxes:

The Company applies the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At September 30, 2011, the Company has no unrecognized tax benefits.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended September 30, 2011 (unaudited)	% of Sales	Three Months Ended September 30, 2010 (unaudited and restated)	% of Sales	Nine Months Ended September 30, 2011 (unaudited)	% of Sales	Nine Months Ended September 30, 2010 (unaudited and restated)	% of Sales
Contract Revenue	$1,139,166	100.0%	$1,407,778	100.0%	$3,731,666	100.0%	$4,629,952	100.0%

Direct Costs	561,119	49.3	695,439	49.4	1,768,817	47.4	2,203,099	47.6

Other Operating Expenses	1,269,695	111.5	1,589,071	112.9	3,646,129	97.7	4,373,418	94.5

Bad debt expense, affiliate	-	-	185,163	13.2	27,000	.7	185,163	4.0

Impairment of Goodwill	-	-	3,056,238	217.1	-	-	3,056,238	66.0

Operating Loss	(691,648)	(60.8)	(4,118,133)	(292.6)	(1,710,280)	(45.8)	(5,187,966)	(112.1)

Other income	-	-	515,033	36.6	586,510	15.7	1,875,754	40.5

Other Expense	(401,830)	(35.3)	(275,750)	(19.6)	(1,056,082)	(28.3)	(1,044,820)	(22.6)

Income (Loss) Before Income Tax	(1,093,478)	(96.1)	(3,878,850)	(275.6)	(2,179,852)	(58.4)	(4,357,032)	(94.2)

Income Tax Expense	-	-	-	-	-	-	-	-

Net Income (Loss)	$(1,093,478)	(96.1)	(3,878,850)	(275.6)	(2,179,852)	(58.4)	(4,357,032)	(94.2)%

Contract Revenues.  Revenues for the three and nine month periods ended September 30, 2011 decreased by 19.1% and 19.4%, respectively over the previous year.  The majority of this decrease is attributed to the completion of several small contracts and a strategic decision by the Company to eliminate short term contracts where the Company had sub contractors supplying most of the work in the prior year, thereby generating a very small margin to the Company.  The Company’s two major contracts with the Army and Navy are growing.

Direct Costs.  Direct costs remained relatively constant as a percentage of revenue for the three and nine month periods ended September 30, 2011 and 2010.

Other Operating Expenses.  Operating expenses include indirect contract costs, management fees paid to an affiliate in 2010 and costs not allocable to contracts. For the three month and nine month periods ended September 30, 2011 these expenses included increased penalties relating to the non- payment of various payroll taxes and tax withholdings. For the nine months period ended September 30, 2011, these expenses decreased by 16.6% from the previous year. The decrease occurred mostly in indirect contract costs in the areas of general and administrative expenses, rent, and fringe benefits.

Operating Loss.  The Company decreased its operating loss by 67% in the nine months ended September 30, 2011 from the previous year. This was mainly due to goodwill impairment in 2010 and a decrease in indirect contract costs as discussed above. For the three months ended September 30, 2011 the operating loss decreased by 83.2% due to the reasons stated above.

Other Income. For the nine months ended September 30, 2011 other income relates to a legal settlement relating to former leased office space. The other income in 2010 relates to a gain on debt extinguishment and unrealized gain on fair value of consideration payable, both of which were a one time income occurrence.

Other Expenses.  Other expenses for the three and nine months ended September 30, 2011 were made up of interest expense of $401,830 and $1,056,082, respectively.  For the three and nine months ended September 30, 2010, interest expense was $229,828 and $339,250 and merger expenses were $45,922 and $705,570, respectively. Interest increased due to an increase in debt.

Net Loss. The decrease in net loss resulted from no goodwill impairment, no gain on debt extinguishment and consideration payable, as well as the elimination of merger expenses in 2011. For the three months ended September 30, 2011 and September 30, 2010, our net loss was $1,093,478 versus a net loss of $3,878,850. For the nine months ended September 30, 2011 and September 30, 2010, our net loss was $2,179,852 and $4,357,032, respectively.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $703,093 for the nine months ended September 30, 2011 and $429,307 for the nine months ended September 30, 2010.  Cash was used primarily to support operating losses.

Net cash flow used in investing activities was $1,328 for the nine months ended September 30, 2011 and $215,508 for the nine months ended September 30, 2010.  In 2011 cash was used in investing activities for equipment purchases and in 2010 for equipment and advances to affiliates.

Net cash flow provided by financing activities was $704,421 for the nine months ended September 30, 2011 and $635,537 for the nine months ended September 30, 2010. Receipts of cash flow from financing activities during the nine months ended September 30, 2011 and 2010 primarily consisted of borrowings from and payments to related and non-related party lenders.

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

At September 30, 2011 we had no cash on hand.  We will need significant additional financing to fund our operations over the next 12 months.  The Company has sustained substantial operating losses since inception, and had a stockholders’ deficit (defined as total assets minus total liabilities) of $10,353,089 and $8,326,637 at September 30, 2011 and December 31, 2010, respectively.  There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, which could ultimately cause the Company to cease operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Loan and Line of Credit

In March 2009, Innolog Holdings Corporation and Innovative Logistics Techniques, Inc. entered into an agreement with seven individuals, some of which are directors of the Company, to borrow up to $2,000,000 under a loan due on demand.  The loan is secured by the assets of both Innolog Holdings Corporation and Innovative Logistics Techniques, Inc.  Repayment of the loan is at the lenders’ demand. In order to make the loan, the lenders borrowed $1,499,384 from Eagle Bank. The promissory note to Eagle Bank has a maturity date of July 15, 2012. In March 2009, Innolog Holdings Corporation entered into a $500,000 line of credit with Eagle Bank due on demand. This line was renegotiated on June 14, 2011 with a maturity date of July 15, 2012. The line of credit is guaranteed by seven individuals, some of which are directors of the Company.  The line of credit bears interest at the prime rate plus 1%.  At September 30, 2011, the interest rate was 5.25%.  At September 30, 2011, both the loan and the line of credit were outstanding in the amounts of $1,499,384 and $497,570, respectively.

Loans From Related Parties

During the nine months ended September 30, 2011, we incurred new related party loans totaling $764,000.  Total notes payable to related parties as of September 30, 2011 amounted to $976,350.

Loans From Non Related Parties

During the nine months ended September 30, 2011, we borrowed $1,082,500 from various individuals and entities not related to us.  Loans from unrelated individuals, totaling $881,500, were outstanding as of September 30, 2011.

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

The following table summarizes our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$497,570	$497,570	$-	$-	$-
Other Indebtedness	3,357,234	3,357,234	-	-	-
Operating Leases	1,044,000	75,000	670,000	299,000	-
Totals:	$4,898,804	$3,929,804	$670,000	$299,000	$-

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

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision of and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of  September 30, 2011, our disclosure controls and procedures were not effective due to the following material weaknesses.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses in our disclosure controls and procedures:

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

Timely filing of reporting information.
Review of financial reporting information by personnel with sufficient experience.
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

Lau Massachusetts Business Trust et. al. vs. Innovative Logistics Techniques, Inc.  This complaint was filed in June 2010 in the Circuit Court of Fairfax County Virginia (Case No. 2010-8002) which has been dismissed as the Company has entered into a settlement agreement for the matter requiring the payment of $290,000 by May 30, 2011; partial payments have been made and such agreement has been extended to December 31, 2011.

U.S. Department of Labor.  In late 2009, the U.S. Department of Labor initiated an investigation relating to the Company’s 401(k) plan.  The initial request asked for information relating to plan years 2005 through 2009.  The Company responded to the initial inquiries in January 2010 and provided additional information and various documents in July 2010.  In December 2010, the Department of Labor issued a subpoena to the Company requesting additional documents and information.  The Company has been cooperating with the Department of Labor and has responded to the subpoena and provided additional information.  The Company estimates that approximately $181,500 plus lost earnings are due to the participants in the Plan.

US Internal Revenue Service.  The US Internal Revenue Service has alleged the various past due taxes since 2008 are due and owing by the Company.  The IRS has filed various liens amounting to approximately $321,494. There are various matters and issues pending before the IRS.  The Company has proposed an installment payment plan with the service and is awaiting a response.

Item 1A: Risk Factors.

As a smaller reporting company we are not required to provide this information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3: Defaults Upon Senior Securities.

 Loans from related parties in the amount of  $422,350, and loans from individuals not related in the amount of $706,500 have matured and are in default.  As of the date of this filing, none of the note holders has made a demand for repayment.

Item 4: Removed and Reserved.

Item 5: Other Information.

Not applicable.

Item 6: Exhibits.

The Exhibit Table below lists those documents that we are required to file with this report.

Number	Description

2.1	Amended and Restated Merger Agreement by and among the Company and Innolog Holdings Corporation as amended dated August 11, 2010(2)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment of the Articles of Incorporation (2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

3.5	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corporation filed August 18, 2010 with the Secretary of State of Nevada (3)

10.1	Revolving Line of Credit Note dated August 4, 2011 in the principal amount of $200,000 issued by Innolog Holdings Corporation in favor of Dr. Ian Reynolds. *

10.2	Promissory Note dated September 23, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Jacque Barlow. *

10.3	Promissory Note dated August 9, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Jacque Barlow. *

10.4	Promissory Note dated August 1, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.5	Promissory Note dated July 7, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.6	Promissory Note dated August 22, 2011 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Mel Booth. *

10.7	Guarantee Agreement dated August 22,2011 issued by William Danielczyk and Verle Hammond in favor of Mel Booth. *

10.8	Promissory Note dated September 7, 2011 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Mel Booth. *

10.9	Guarantee Agreement dated September 7,2011 issued by William Danielczyk and Verle Hammond in favor of Mel Booth. *

10.10	Promissory Note dated September 20, 2011 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Mel Booth. *

10.11	Guarantee Agreement dated September 20, 2011 issued by William Danielczyk and Verle Hammond in favor of Mel Booth. *

10.12	Revolving Line of Credit Note dated August 1, 2011 in the principal amount of $200,000 issued by Innolog Holdings Corporation in favor of YG Funding, LLC. *

10.13	Promissory Note dated August 8, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of YG Funding, LLC. *

10.14	Promissory Note dated August 8, 2011 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Brairwood Capital Group, LLC. *

10.15	Promissory Note dated August 8, 2011 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Gary Bondi. *

10.16	Guarantee Agreement dated August 8,2011 issued by Ian Reynolds in favor of YG Funding, Brairwood Capital, and Gary Bondi. *

10.17	Promissory Note dated July 29, 2011 in the principal amount of $20,000 issued by Innolog Holdings Corporation in favor of BDR Avandi Finance, LLC. *

10.18	Revolving Line of Credit Note dated August 4, 2011 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Verle Hammond. *

21.0	Subsidiaries of Innolog Holdings Corporation (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 906 Certification*

* Filed herewith.

(1)	Filed on February 12, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on August 13, 2010 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on October 15, 2010 as an exhibit to the Company’s Amendment No. 3 to Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on January 12, 2011 as an exhibit to the Company’s Amendment No. 1 to Form S1A and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOLOG HOLDINGS CORPORATION

Dated: November 21, 2011	By:	/s/ William P. Danielczyk
	Name:	William P. Danielczyk
	Title:	Executive Chairman of the Board Principal Executive Officer

Dated: November 21, 2011	By:	/s/ Michael J. Kane
	Name:	Michael J. Kane
	Title:	Treasurer Principal Financial Officer