Form 10-K
period 2011-12-31
Innolog Holdings Corp.
filed 2012-04-16
CIK 1389115

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2011

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ____________

Commission file number 333-140633

INNOLOG HOLDINGS CORPORATION
(Name of registrant in its charter)

Nevada	68-0482472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Legato Road, Suite 830 Fairfax, Virginia	22033
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐ (The registrant is not yet subject to this requirement.)

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

☐Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30, 2011 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $548,767

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2012, the number of shares of the registrant’s classes of common stock outstanding was 15,129,973

DOCUMENTS INCORPORATED BY REFERENCE

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

Forward-looking statements include, but are not limited to, statements about:

  our projected sales and profitability;

  our growth strategies;

  anticipated trends in our industry;

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

On August 9, 2010, pursuant to a Contribution Agreement, uKarma Corporation transferred its health and wellness business assets and liabilities to a newly created wholly-owned subsidiary, Awesome Living, Inc., a Nevada corporation (“AL”).  The Board of Directors and majority stockholders of uKarma Corporation approved a distribution (i.e. spin off) of all of AL’s outstanding common stock to the stockholders of record of uKarma Corporation as of August 12, 2010.   On September 15, 2010, AL filed a Form 10 with the Securities and Exchange Commission (the “SEC”) to register the common stock of AL pursuant to Section 12(g) the Securities Exchange Act of 1934, as amended. The distribution of AL’s outstanding common stock occurred in 2011.

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

Industry Overview and Background

  The federal government is the largest consumer of services and solutions in the United States. Given the current focus on the nation’s increasing debt levels, the rate of growth in federal spending is not expected to grow as rapidly as it has over the last 10 years. However, we believe that the federal government’s spending will continue to increase, albeit at a slower pace, driven by the expansion of national security and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government technical professionals, the continuing impact of federal procurement reforms and the need to identify cost reductions and increase agency efficiences. For example, federal government spending on information technology has consistently increased each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue,. Federal government spending on information technology increased from approximately $76 billion in federal fiscal year 2009 to $84 billion in federal fiscal year 2011 and is projected to increase to $91 billion in federal fiscal year 2016. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

Across the national security community, we see the following trends that will continue to drive increased spending and dependence on technology support contractors.

➢	Increased Spending on Defense and Intelligence to Combat Terrorist Threats

Our primary customer, the Department of Defense, is the largest purchaser of services and solutions in the federal government. In December, 2011, President Obama signed a bill that authorizes $646 billion in defense spending, an increase of $10 billion from fiscal year 2010. This includes Overseas Contingency Operations (OCO) funding of $115 billion. Federal government agencies are now procuring services through fiscal year 2012 which ends on September 30, 2012. For federal fiscal year 2013, the Obama administration has submitted a defense budget of $525 billion, including $88 billion for OCO. The Intelligence Community is another significant source of our revenue base. The intelligence budget for federal fiscal year 2009 totaled approximately $50 billion (not including another $25 billion funded within the defense budget as the Military Intelligence Program (MIP)), a 5% increase from federal fiscal year 2008 and a compound annual growth rate of 6% over the last eleven years when it totaled $27 billion in federal fiscal year 1998. The vast majority of the growth took place after the 2001 terrorist attacks, which created an urgent need to confront Al Qaeda and its allies with enhanced intelligence efforts. The global threat of terrorism has not diminished and we believe that the Intelligence Community will continue to see growth in its budget.

➢	Increased Spending on Cyber Security

The Comprehensive National Cyber Initiative (CNCI), which is mostly classified, is focused on securing the government’s cyber networks and involves all agencies of the federal government over the next five to ten years. INPUT forecasts that federal spending on cyber and information security will grow at an 8% compound annual growth rate over the next five years.

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

Strategy

Innolog Holdings Corporation was formed for the purpose of operating, acquiring and enhancing complementary companies that provide services primarily to federal government entities.  Our primary subsidiary, Innovative Logistics Techniques, Inc. (“Innovative”) brings leading edge, process oriented thinking to government customers by providing logistics, supply chain management and engineering solutions to the U.S. military, civilian agencies and state and local governments.  The vision of Innolog Holdings Corporation is to:

1)	Grow the best in breed logistics, engineering, supply chain and asset management businesses.

a)	Innolog Holdings and Innovative are focused on organically growing the existing service offering by continuing to offer world class, highly effective services to their current customer bases. Our experience shows that by providing highly effective contracting programs, the result is additional work and deeper penetration among the current customer base. Additionally, strong historic results and existing technical expertise (known as “Qualifications” or “Quals” for short) are highly effective tools in soliciting new business with new customers across the Department of Defense and civilian government agencies.

2)	Make strategic acquisitions of other small and midsized defense contractors.

a)	Innolog Holdings Corporation is actively seeking acquisitions of defense contractors that offer complementary or supplementary services in the federal marketplace. Acquisitions will be focused on government contractors providing logistics, supply chain management, asset management, engineering services, and government healthcare services. We will focus our efforts on companies that are headquartered in the Washington, D.C. metropolitan area and are cash flow breakeven or cash flow positive. Further, we are initially looking for companies with $5 to $15 million in revenue, although that criteria will change as the Company grows. Finally, we are looking for companies that can bring top quality management to augment our existing management team.

Customers

We provide logistics, systems engineering, information services and supply chain management services to government customers including multiple customers in the defense sector as well as the civil and commercial sectors.  Within the defense sector, present and past customers include the Army Material Command, Office of Naval Research & Naval Research Laboratory, Department of State, Department of Homeland Security, Defense Logistics Agency, U.S. Coast Guard, U.S. Army TACOM Life Cycle Command, Army Sustainment Command, Naval Air Warfare Center, SPAWAR System Center and TRANSCOM, among others.  Civil and commercial customers have included the FDIC, U.S. Census Bureau, Smithsonian Institute, Department of Treasury and the General Services Administration among others.  The Company also provides services to other government industry customers, providing services primarily under subcontracting and teaming agreements with such companies as Lockheed Martin, CACI, Computer Sciences Corporation, Northrop Grumman, Boeing, Battelle Memorial Institute, Mantech International and others.  In 2010, no single customer represented more than 30% of total sales. The single largest customer in 2010 was U.S. Navy Research Laboratory which generated approximately 29% of total sales.  In 2011, no single customer represented more than 40% of 2011 sales. The single largest customer through December 31, 2011 was U.S. Navy Research Laboratory which generated approximately 37% of total sales.

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

Employees

Innolog Holdings Corporation along with its operating subsidiary, Innovative Logistics Techniques, Inc., has approximately 24 full-time employees.   In addition, the Company employs a number of part-time employees, contractors and consultants.  Of our overall employee and consultant base, approximately 33% hold ‘Secret’ security clearances and an additional 50% hold Top Secret level clearances.  The Company is not affiliated with any union or collective bargaining agreement. Management believes that its relationship with our employees is good.

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

If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and even state and local government agencies and departments. We may also lose business if we are found not to be sufficiently financially responsible. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether or not true. Federal DCAA audits have been completed on our incurred contract costs through 2005; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by the government have been conducted and may still be conducted on all our government contracts in the future. Our most recent review by DCAA found that Innolog had an inadequate accounting system, which we’ve taken steps to address by hiring an accounting consulting firm, hiring a CFO and establishing firm accounting policies & procedures.

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

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a net loss of $3,027,789 and used cash in operating activities of $721,268 for the year ended December 31, 2011. At this date, we had negative working capital of $11,250,944. At December 31, 2011 we had an accumulated deficit of $12,268,374 and our total stockholders’ deficiency was $11,165,636. There are many claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

Our ability to continue as a going concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our lenders, our ability to control and reduce our expenses and our ability to raise equity or debt financing as we need it. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time. We may never be profitable. The report from the Company’s independent registered public accounting firm relating to the December 31, 2011 consolidated financial statements states that there is doubt about the Company’s ability to continue as a going concern.

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

Our obligations under our current loan and security agreement are secured by all of our assets. If we default under the credit facility, we could be required to repay all of our borrowings thereunder.   As of December 31, 2011, we owe approximately $1,500,000 under the agreement. In addition, the lender could foreclose its security interest and liquidate some or all of our assets, which could cause us to curtail or cease operations.

Because of our lack of working capital and available financing and our inability to receive progress payments, we may require additional funding for us to continue our operations.

At December 31, 2011, our working capital deficit was approximately $(11.2) million.  Included in working capital is approximately $418 thousand of contract costs accounts receivables. This amount represents work performed and services rendered pursuant to government contracts. For almost all of our government contracts, we do not receive interim progress payments.  As a result, we must finance the cost of the work over the length of the contract, which can continue, in some cases, for more than a year. If we are not able to obtain necessary financing, we may be unable both to meet our obligations under our existing contracts and to obtain additional contracts, which could impair our business and could result in a cessation of business.

Our operations are cash intensive, and our business could be adversely affected if we fail to obtain sufficient levels of working capital.

We expend a significant amount of cash in our operations. We generally fund most of our working capital requirements out of cash flow generated from operations and other borrowings. If we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivables, or if we are unable to borrow additional funds, we may not have sufficient cash flow to fund our operating costs, and our business could be adversely affected.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We are currently required to provide an assessment of our internal controls over financial reporting. The process of strengthening our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results and has caused us to fail to meet our reporting obligations. Our auditors have identified material weaknesses in our internal controls. The disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on a national securities exchange, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we may not have sufficient funds legally available to pay dividends. Even if funds are legally available for distribution, we may nevertheless decide not to or may be unable to pay any dividends. We intend to retain all earnings for our company’s operations. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell our common stock and may lose some or all of the amount of your investment. Any determination to pay dividends in the future on our common stock will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that our board of directors deems relevant.  Our Series A Convertible Preferred Stock is not subject to this provision and is entitled to distributions of 10% of our net income, if any, annually. At December 31, 2011 we had 36,894,758 shares of Series A Convertible Preferred Stock outstanding.

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

Our board of directors and our greater than 5% stockholders own or control over 82% of the fully diluted common and preferred shares of the Company.  These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors, amending our Articles of Incorporation or bylaws, and approving mergers or other business combinations or transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders and their affiliated entities. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company. The stock ownership of our principal stockholders and their affiliated entities may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Item 2. Properties

Offices and Facilities

Our principal executive offices are located at 4000 Legato Road, Suite 830, Fairfax, Virginia. The table below provides a general description of our offices and facilities:

Location	Principal Activities	Area (sq. ft.)	Lease Expiration Date
810 Potomac Avenue, SE Washington, DC 20003	Operating Office	3813	August 31, 2016

4000 Legato Road, Suite 830 Fairfax, Virginia 22033	Corporate Office	4106	June 2013

205 Powell Place, Suite 121 Brentwood, Tennessee 37027	Operating Office	150	February 28, 2012

3452 Lake Lynda Drive Orlando, Florida 32817	Operating Office	879	December 31, 2011

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

Lau Massachusetts Business Trust et. al. vs. Innovative Logistics Techniques, Inc.  This complaint was filed in June 2010 in the Circuit Court of Fairfax County Virginia (Case No. 2010-8002).  The complaint alleges, among other things, breach of various contracts, trover and conversion of funds based on the Company’s receipt of moneys that allegedly should have been paid over to the complainant or its affiliates and non-payment of various alleged settlement arrangements.   The Company has entered into a settlement agreement, as amended (under which, the Company was in default), and a forbearance agreement requiring the payment of approximately $375,000. An initial payment of $75,000 is due about March 31, 2012 and the remainder is to be paid with interest over the next 12 months.

Investigation by the U.S. Department of Labor.  In late 2009, the U.S. Department of Labor initiated an investigation relating to the Company’s 401(k) plan.  The initial request asked for information relating to plan years 2005 through 2009.  The Company responded to the initial inquiries in January 2010 and provided additional information and various documents in July 2010.  In December 2010, the Department of Labor issued a subpoena to the Company requesting additional documents and information.  The Company has been cooperating with the Department of Labor and has responded to subpoenas and provided additional information.  The Company estimates that approximately $181,500 plus lost earnings are due to the participants in the Plan.  The Company intends to terminate the Plan as soon as possible after the Plan and its participants are made whole.

Investigation by the US Internal Revenue Service.  The US Internal Revenue Service has alleged that various past due taxes since 2008 are due and owing by the Company.  The IRS has filed various liens amounting to approximately $321,494. There are various matters and issues pending before the IRS.  The Company has sought an installment payment plan with the service. The Company has not heard from the IRS regarding the proposed payment plan.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

Our common stock, $0.001 par value per share, has been quoted on the OTC Bulletin Board under the symbol “INHC” since August 18, 2010. Before that date, our common stock traded under the symbol “UKMA”. The following table sets forth, for each fiscal quarter for the past two years and through December 31, 2011, the reported high and low closing bid quotations for our common stock as reported on the OTC Bulletin Board. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. As of March 31, 2012, the high and low bid price of our common stock was $0.0 and $0.0, respectively.

	PERIOD	HIGH	LOW

Fiscal Year Ended December 31, 2011	First Quarter	$0.026	$0.00
	Second Quarter	-	-
	Third Quarter	-	-
	Fourth Quarter	-	-

Fiscal Year Ended December 31, 2010	First Quarter	0.015	0.003
	Second Quarter	0.023	0.003
	Third Quarter	0.031	0.00
	Fourth Quarter	$ 0.02	$ 0.00

HOLDERS

We have approximately 281 record holders of our common stock as of March 31, 2012 according to a stockholders’ list provided by our transfer agent as of that date.  The number of registered stockholders does not include any estimate by us of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is Computershare Trust Company, Inc. located at 250 Royall Street, Canton, Massachusetts 02021, and its telephone number is (781) 575-2000.

DIVIDENDS

For the twelve months ended December 31, 2011 no dividends were paid. During the year ended December 31, 2010 dividends were paid to Galen Capital Corporation, then the Company’s sole stockholder. Information about these dividends is included in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Currently we do not intend to pay cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our Series A Convertible Preferred Stock is not subject to this provision and is entitled to accrue annual dividends equal to 10% of the prior year’s net income of the Company, divided pro rata among the holders of our Series A Convertible Preferred Stock.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	13,429,500	$.50	1,700,473
Total

(1)	Includes outstanding options granted pursuant to our 2006 Stock Option, Deferred Stock and Restricted Stock Plan.
(2)	Includes shares remaining available for future issuance under our 2006 Stock Option, Deferred Stock and Restricted Stock Plan.

On January 1, 2006, our board of directors approved the 2006 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide for the issuance of non-qualified and/or incentive stock options or awards of common stock to employees, officers, directors, and consultants and other service providers.  Generally, all options granted expire five years from the date of grant.  All options have an exercise price equal to or higher than the fair market value of our stock on the date the options were granted.  Options generally vest over three years with the exception of certain grants made in 2010, which vest immediately.  There are 15,129,973 shares of common stock reserved for issuance under the Plan, and the Plan is effective through December 31, 2015.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.

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

The federal government is the largest consumer of services and solutions in the United States. Given the current focus on the nation’s increasing debt levels, the rate of growth in federal spending is not expected to grow as rapidly as it has over the last 10 years. However, we believe that the federal government’s spending will continue to increase, albeit at a slower pace, driven by the expansion of national security and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government technical professionals, the continuing impact of federal procurement reforms and the need to identify cost reductions and increase agency efficiences. For example, federal government spending on information technology has consistently increased each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue,. Federal government spending on information technology increased from approximately $76 billion in federal fiscal year 2009 to $84 billion in federal fiscal year 2011 and is projected to increase to $91 billion in federal fiscal year 2016. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

Across the national security community, we see the following trends that we believe will continue to drive increased spending and dependence on technology support contractors:

»	Increased Spending on Defense and Intelligence to Combat Terrorist Threats

»	Increased Spending on Cyber Security

»	Continuing Focus on Information Sharing, Data Interoperability and Collaboration

»	Reliance on Technology Service Providers

»	Inherent Weaknesses of Federal Personnel Systems

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

(ii) Expenses incurred by related parties on behalf of Innolog Holding Corporation (the “Company”) were misstated; and

(iii) Dividends to Innolog’s former sole stockholder were misstated.

The effects of the adjustments are illustrated below:

	Originally	Adjustment	Restated
	Reported	Required	Amounts
Three months ended
March 31, 2010

Consolidated Balance Sheet
Total Assets	$4,866,665	Increase in Deposit of $19,846	$4,886,511
Total Liabilities	$7,995,244	(i) increase in notes payable of $359,405	$8,354,649
Total Stockholder’s Equity	$(3,128,579)	(ii) increase in dividend paid of $75,541	$(3,468,138)
		(ii) increase in accumulated deficit of $264,018
Consolidated Statement of Operations
Net Loss	$(436,043)	(ii) increase in other expense of $264,018	$(700,061)
		(ii) increase in net loss of $264,018
Consolidated Statement of Stockholder’s Equity
Common Stock	$20,000	No adjustment	$20,000
Preferred Stock	$0	No adjustment	$0
Additional Paid in Capital	$520,000	No adjustment	$520,000
Accumulated Deficit	$(3,247,317)	(ii) increase in dividends paid of $75,541	$(3,586,876)
		(ii) increase in net loss of $264,018
Six months ended
June 30, 2010

Consolidated Balance Sheet
Total Assets	$4,365,000	Increase in Deposit of $19,846	$4,384,846
Total Liabilities	$7,039,209	(i) increase in notes payable of $359,405	$7,398,614
Total Stockholder’s Equity	$(2,674,209)	(ii) increase in dividend paid of $415,1250	$(3,013,769)
		(ii) decrease in accumulated deficit of $75,590
Consolidated Statement of Operations
Net Loss	$(553,772)	(ii) increase in other expense of $151,523	$(478,182)
		(ii) decrease in bad debt expense of $227,113
		(ii) decrease in net loss of $75,590
Consolidated Statement of Stockholder’s Equity
Common Stock	$20,000	No adjustment	$20,000
Preferred Stock	$36,965	No adjustment	$36,965
Additional Paid in Capital	$852,683	No adjustment	$852,683
Accumulated Deficit	$(3,583,857)	(ii) increase in dividends paid of $415,150	$(3,923,417)
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

The adjustments disclosed above have been included in our consolidated financial statements for the year ended December 31, 2011 and 2010.

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

Cash and cash equivalents:

For the purpose of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $35,590 and $89,112 at December 31, 2011 and 2010, respectively.

Long-Lived Assets:

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods.

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. Goodwill was written off during the twelve months ended December 31, 2010. The Company recognized an impairment loss of $0 and $3,056,238 during the year ended December 31, 2011 and 2010, respectively.

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At December 31, 2011, the Company has no unrecognized tax benefits.

The Company files a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method under FASB ASC 740 “Income Tax”, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities, and their respective tax basis, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized as income in the period that includes the enactment date. Estimates of the realization of deferred tax assets are based-on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Stock Based Compensation:

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values at the grant date and recognizes expense over the requisite service period.

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

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2011 and December 31, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of
	2011	Sales	2010	Sales
Contract Revenue	$4,770,738	100%	$5,809,888	100%

Direct Costs	2,315,856	48.5%	2,721,439	46.8%

Other Operating Expenses	4,598,017	96.4%	5,454,587	93.9%

Bad Debt, Settlement of Litigation/Rent, and Impairment of Goodwill Expenses	29,672	0.6%	4,190,046	72.1%

Operating Loss	(2,172,807)	(45.5)%	(6,556,184)	(112.9)%

Other Income	586,510	12.3%	1,989,640	34.2%

Other Expenses	(1,441,492)	(30.2)%	(1,228,806)	(21.2)%

Loss Before Income Tax	(3,027,789)	(63.5)%	(5,795,350)	(99.8)%

Income Tax Expense	-		-

Net Loss	$(3,027,789)	(63.5)%	$(5,795,350)	(99.8)%

Contract Revenues. Revenues for the twelve months period ended December 31, 2011 decreased over the previous year. The majority of this decrease is attributed to the completion of several small contracts and a strategic decision by the Company to eliminate short term contracts where the Company had sub contractors supplying most of the work in the prior year, thereby generating a very small margin to the Company. The Company’s two major contracts with the Army and Navy remain solid and are growing and the Company has been awarded a contract with the Air Force, it is anticipated this new contract will add additional revenue in 2012.

Direct Costs. Direct costs increased slightly as a percentage of revenue for the twelve months ended December 31, 2011 due to the reasons stated above and start up costs associated with new contracts.

Other Operating Expenses. Operating expenses include indirect contract costs, management fees paid to an affiliate in 2010 and costs not allocable to contracts. For the twelve months ended December 31, 2011 these expenses included increased penalties relating to the non- payment of various payroll taxes and tax withholdings. For the twelve months period ended December 31, 2011, these expenses decreased by 15.5% from the previous year. The decrease occurred mostly in indirect contract costs in the areas of general and administrative expenses, rent, and fringe benefits.

Bad Debt, Settlement of Litigation/Rent, and Impairment of Goodwill Expenses. All of these expenses are one time expenses and are not expected to occur in the future.

Operating Loss. The Company decreased its operating loss by 67% in the twelve months ended December 31, 2011 from the previous year. This was due to a decrease in indirect contract costs as discussed above.

Other Income. For the twelve months ended December 31, 2011 other income relates to a legal settlement relating to former leased office space. The other income in 2010 relates to a gain on debt extinguishment and unrealized gain on fair value of consideration payable, both of which were a one time income occurrence.

Other Expenses. Other expenses for the twelve months ended December 31, 2011 were made up of interest expense of $1,441,492 and for the twelve months ended December 31, 2010 of interest expense of $521,932 and merger expenses of $706,874. Interest expense increased due to an increase in debt.

Net Loss. For the twelve months ended December 31, 2011 and December 31, 2010, our net loss was $3,027,789 versus a net loss of $5,795,350. In 2010, there are several one time gains and expenses such as impairment of goodwill, gain on debt extinguishment, and merger expenses and in 2011 there was a gain on legal settlement expenses.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $721,268 for the twelve months ended December 31, 2011 and $367,453 for the twelve months ended December 31, 2010. Cash was used primarily to support operating losses.

Net cash flow used in investing activities was $4,771 for the twelve months ended December 31, 2011 and $228,862 for the twelve months ended December 31, 2010. In 2011 cash was used in investing activities for equipment purchases and in 2010 for equipment and advances to affiliates.

Net cash flow provided by financing activities was $726,039 for the twelve months ended December 31, 2011 and $587,037 for the twelve months ended December 31, 2010. Receipts of cash flow from financing activities during the twelve months ended December 31, 2011 and 2010 primarily consisted of borrowings from and payments to related and non-related party lenders.

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

At December 31, 2011 we had cash on hand of zero. We will need significant additional financing to fund our operations over the next 12 months. The Company has sustained substantial operating losses since inception, and had a stockholders’ deficit (defined as total assets minus total liabilities) of $11,165,636 and $8,326,637 at December 31, 2011 and December 31, 2010, respectively. There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

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

Because of our historic net losses and negative working capital position, our independent auditors, in their report on our financial statements for the year ended December 31, 2011, expressed substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Off-Balance Sheet Arrangements

Loan and Line of Credit

Innolog Holdings Corporation and Innovative Logistics Techniques, Inc. entered into an agreement with seven individuals, some of which are directors of the Company, to borrow up to $2,000,000 under a loan due on demand. The loan is secured by the assets of both borrowers. Repayment of the loan is at the lenders’ demand. In order to make the loan, the lenders borrowed $1,499,384 from Eagle Bank. The promissory note to Eagle Bank matures on July 15, 2012. Innolog Holdings Corporation entered into a $500,000 line of credit with Eagle Bank due on July 15, 2012. The line of credit is guaranteed by seven individuals, some of which are directors of the Company. The line of credit bears interest at the prime rate plus 1%. At December 31, 2011, the interest rate was 5.25%. At December 31, 2011, both the loan and the line of credit were outstanding in the amounts of $1,499,384 and $497,570, respectively.

Loans From Related Parties

During the year ended December 31, 2011, we received loans totaling $816,500 from related parties and paid back loans totaling $524,400. As of the year ended December 31, 2011 the outstanding balance was $1,001,387. Of these loans $451,417 were in default as of December 31, 2011.

Loans From Unrelated Parties

During the year ended December 31, 2011, we received loans totaling $1,466,500 from unrelated parties and paid back loans totaling $1,046,000. As of the year ended December 31, 2011 the outstanding balance was $897,000. Of these loans $272,000 were in default as of December 31, 2011.

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

The following table summarizes our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$497,570	$497,570	$-	$-	$-
Other Indebtedness	3,397,801	3,397,801		-	-
Operating Leases	969,000	294,000	554,000	121,000
Totals:	$4,864,371	$4,189,371	$554,000	$121,000-	$-

Late deposit of payroll taxes and employee income tax withholdings

At December 31, 2011, the Company is delinquent with filing and remitting payroll taxes of approximately $3,694,635 including estimated penalties and interest related to payroll taxes withheld since December 31, 2009. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability As of December 31, 2011 and 2010, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $3,694,635 and $1,791,250, respectively. The Company is currently in discussions with the taxing authorities to develop a payment plan. On March 17, 2011 the taxing authorities filed a notice of federal tax lien in the amount of $321,494 in Fairfax, VA.

Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There was no employer contribution for the years ended December 31, 2011 and 2010, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments and had no foreign exchange contracts as of  December 31, 2011. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and certain debt obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

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

Item 8. Financial Statements

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

INDEX

Page
Report of Independent Registered Public Accounting Firms	F-i/F-ii
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Stockholders’ Deficit	F-3
Consolidated Statements of Cash Flows	F-4~F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Innolog Holdings Corporation

We have audited the accompanying consolidated balance sheet of Innolog Holdings Corporation (the “Company”) and its subsidiary as of December 31, 2011, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innolog Holdings Corporation and subsidiary as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained substantial operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, NY

April 16, 2012

F-i

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

As more fully disclosed in Note 11 to the financial statements, the Company has either not made or has been late in making deposits of federal and state employee income tax withholdings, as well as employer payroll taxes.

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

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

May 17, 2011

Santa Monica, California

F-ii

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	2011	2010

ASSETS
Current Assets
Accounts receivable, net	$418,617	$741,478
Prepaid expenses and other current assets	11,062	19,846
Total Current Assets	429,679	761,324

Property and equipment, net	20,343	23,702
Other assets	64,965	24,352
Total Assets	$514,987	$809,378

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Cash overdraft	$97,100	$61,223
Line of credit, bank	497,570	497,570
Accounts payable	2,525,149	2,253,197
Accrued salaries, benefits and payroll taxes	3,128,947	2,113,327
Accrued interest	769,163	193,740
Other accrued liabilities	1,240,398	1,228,279
Accrued contract loss	-	47,782
Deferred rent	24,495	33,258
Notes payable, others	897,000	471,905
Notes payable, affiliates	2,500,801	2,235,734
Total current liabilities	11,680,623	9,136,015

Commitments and contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, 200,000,000 shares authorized; 15,129,973 and 13,629,973 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	15,130	13,630

Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A convertible ;36,894,758 and 37,394,758 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	36,895	37,395

Additional paid in capital	1,050,713	862,923
Accumulated deficit	(12,268,374)	(9,240,585)
Total Stockholders' Deficiency	(11,165,636)	(8,326,637)

Total Liabilities and Stockholders' Deficiency	$514,987	$809,378

The accompanying notes are an integral part of the consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Revenues	$4,770,738	$5,809,888

Operating expenses
Direct costs	2,315,856	2,721,439
Operating expenses	4,598,017	4,983,667
Management fees, affiliate	-	470,920
Bad debt expense, affiliate	29,672	197,298
Settlement of litigation, rent	-	936,510
Impairment of goodwill	-	3,056,238
Total operating expenses	6,943,545	12,366,072

Loss from operations	(2,172,807)	(6,556,184)

Other Income (Expenses)
Gain on debt extinguishment	-	1,434,783
Other income	-	257
Merger expenses	-	(706,874)
Legal settlement	586,510	-
Interest expense	(1,441,492)	(521,932)
Unrealized gain on fair value of consideration payable		554,600
Total other (expenses) income	(854,982)	760,834

Loss before income tax provision	(3,027,789)	(5,795,350)

Income tax provision	-	-

Net Loss	$(3,027,789)	$(5,795,350)

Loss per share - basic and diluted	$(0.21)	$(0.43)

Weighted average number of shares	14,514,905	13,629,973

The accompanying notes are an integral part of the consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

					ADDITIONAL		Due From	TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID IN	ACCUMULATED	Affiliate	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	Net	DEFICIENCY
Balance December 31, 2009	8,882,545	$20,000			$520,000	$(2,811,274)	$(218,811)	$(2,490,085)

Reclassification of receivable to dividend						$(218,811)	$218,811	-

Recapitalization due to reverse merger	4,747,428	$(6,370)	36,964,758	$36,965	$6,370			$36,965

Preferred Stock Issued			430,000	$430	$336,553			$336,983

Dividends						$(415,150)		$(415,150)

Net Loss						$(5,795,350)		$(5,795,350)

Balance, December 31, 2010	13,629,973	$13,630	37,394,758	$37,395	$862,923	$(9,240,585)		$(8,326,637)

Conversion of preferred stock to common stock	500,000	500	(500,000)	(500)	-	-		-

Common stock issued inducement to note holder	1,000,000	1,000	-	-	63,700	-		64,700

Warrants granted for services	-	-	-	-	124,090	-		124,090

Net loss	-	-	-	-	-	(3,027,789)		(3,027,789)

Balance, December 31, 2011	15,129,973	$15,130	36,894,758	$36,895	$1,050,713	$(12,268,374)	$	$(11,165,636)

The accompanying notes are an integral part of the consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,027,789)	$(5,795,350)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	8,130	19,773
Allowance for bad debts	-	117,809
Stock based compensation	188,790	-
Impairment of goodwill	-	3,056,238
Gain on extinguishment of debt	-	(1,434,783)
Unrealized gain on fair value of consideration payable	-	(554,600)
Merger expense related to issuance of stock	-	351,648
Bad debt expense, affiliates	29,672	197,298
Accrued loss on contracts	(47,782)	47,782
Amortization of debt issuance costs	-	12,000
Gain on legal settlement	(586,510)	-
Changes in assets and liabilities:
Accounts receivable	293,189	870,307
Prepaid expenses and other assets	(31,829)	(26,923)
Deferred rent	(8,763)	32,504
Due to affiliate	-	79,769
Accounts payable and accrued expenses	2,461,624	2,659,075

Net cash used in operating activities	(721,268)	(367,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to affiliates	-	(197,298)
Property and equipment purchased	(4,771)	(31,564)

Net cash used in investing activities	(4,771)	(228,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	35,877	-
Net borrowings from former stockholder	(251,350)	125,051
Borrowings on advances from affiliates	229,317	-
Borrowings on note payable,others	1,466,500	437,500
Repayments on note payable,others	(1,046,405)	-
Borrowings on note payable, affiliate/related party	816,500	624,000
Repayments on note payable, affiliate/related party	(524,400)	(464,000)
Dividend	-	(135,514)

Net cash provided by financing activities	726,039	587,037

NET DECREASE IN CASH AND CASH EQUIVALENT	-	(9,278)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	9,278

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$907,904	$328,192

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2011, the Company issued 500,000 shares of common stock upon conversion of 500,000 preferred stock of the Company valued at $500.

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

During the year ended December 31, 2010, the Company assumed two notes payable from Galen totaling $359,405. These notes were recorded as a dividend to Galen.

During the year ended December 31, 2011, the Company issued 1,000,000 shares of common stock with a fair value of $64,700 to Galen Capital in conjunction with loans from unrelated indivuiduals in exchange for preferred stock transferred from Galen Capital.

The accompanying notes are an integral part of the consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Since the owners and management of the Company possessed voting and operating control of the combined company after the share exchange, the transaction constituted a reverse acquisition for accounting purposes, as contemplated by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. Under this accounting, the entity that issues shares (uKarma – the legal acquirer) is identified as the acquiree for accounting purposes. The entity whose shares are acquired (Holdings) is the accounting acquirer.

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

Note 3: Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception, the Company has reported a net loss of $3,027,789 and $5,795,350 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 the Company has reported an accumulated deficit of $12,268,374, had a stockholders’ deficiency (defined as total assets minus total liabilities) of $11,165,636 and a working capital deficit (current liabilities minus current assets) of $11,250,944. There are delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

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

The report of the Company’s independent registered public accounting firm relating to the December 31, 2011 and 2010 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

On August 11, 2011, the Company entered into an engagement with DME Securities LLC. , (“DME”), a registered broker/dealer as the exclusive placement agent and financial advisor to the Company in connection with up to $10,000,000 in debt/equity financing. In addition, DME will work with the Company regarding M&A targets, to perform the due diligence on these targets, and to advise the Company on potential up listing to either the American Stock Exchange or Nasdaq.

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

Cash and cash equivalents:

For the purpose of the statements of cash flows, Company has considered all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Reclassifications:

Certain items in prior consolidated financial statements are reclassified to conform to the current presentation. These reclassifications had no effect on reported net loss

Contract Revenue Recognition:

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus provisional rates for fringe, overhead and applied G&A, plus a percentage of fees earned. On fixed price service contracts, revenue is recognized using straight line over the life of the project. Revenue on time-and-materials contracts is recognized at contractual rates as hours and out of pocket expenses are incurred. Anticipated losses on contracts are recognized in the period they are first determined.

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $35,590 and $89,112 at December 31, 2011 and 2010, respectively

Property and Equipment:

Property and equipment are stated at cost and depreciated by the straight-line method over estimated useful lives which are as follows:

Office furniture and equipment     3 to 7 years

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

Long-Lived Assets:

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods.

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. Goodwill was written off during the year ended December 31, 2010. The Company recognized an impairment loss of $0 and $3,056,238 during the year ended December 31, 2011 and 2010, respectively

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At December 31, 2011, the Company has no unrecognized tax benefits.

The Company files a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method under FASB ASC 740 “Income Tax”, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities, and their respective tax basis, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized as income in the period that includes the enactment date. Estimates of the realization of deferred tax assets are based-on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company applies the provisions of FASB ASC 740, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At December 31, 2011, the Company has no unrecognized tax benefits.

Stock Based Compensation:

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values at the grant date and recognizes expense over the requisite service period

Debt Issuance Costs:

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

Earnings (loss) per Share:

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes the dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the twelve ended December 31, 2011 and 2010 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company's consolidated financial statements.

Note 5: Major Customers

Revenues from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total revenues for the twelve months ended December 31, 2011 and 2010.

Note 6: Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Billed receivables	$454,207	$672,466
Unbilled receivables (earnings in excess of billings)	-	158,124
Reserve for bad debts	(35,590)	(89,112)
Total	$418,617	$741,478

Contract receivables from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total contract receivables at December 31, 2011 and 2010.

Note 7: Accounts Payable and Accrued Liability

Accounts payable and accrued expenses at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Accounts payable	$2,525,149	$2,253,197
Accrued liabilities	1,240,398	1,228,279
Accrued interest- other	532,211	156,035
Accrued interest-related party	236,952	37,705
Accrued salaries and benefits	3,128,947	2,113,327

	$7,663,657	$5,788,543

Note 8: Line of Credit

On June 14, 2011, Holdings renewed a credit agreement with Eagle Bank under which it may borrow up to $500,000. Borrowings under the agreement are guaranteed by seven individuals, who are directly or indirectly related to Holdings. The borrowings are due on July 15, 2012, if not demanded earlier. Interest is payable monthly at the bank’s prime rate (as defined) plus 1%. At December 31, 2011, the interest rate was 5.25%. The outstanding balance as of December 31, 2011 and 2010 is $497,570.

Note 9: Notes Payable, Other

As of December 31, 2011 and 2010, there were $897,000 and $471,905 notes were outstanding, respectively, issued to individuals, trusts, and corporations not related to the Company, of which maturity dates vary from December 6, 2010 to December 31, 2011. Some of the notes are collateralized by the Company’s accounts receivable. Interest charges range from 2% per annum to a 10% flat fee with default rates ranging from 15% to 28% per annum. For the borrowings incurred during 2010, one of these notes in the amount of $34,405 was assigned to the Company by Galen in January 2010 and related to costs incurred by Galen on behalf of the Company. These individuals were granted warrants to purchase 557,500 shares of Innolog common stock at a price of $0.50 per share and one individual was granted 400,000 shares of Series A Convertible Preferred Stock. For new notes during 2011, the lenders were granted warrants to purchase 4,077,500 shares of Innolog common stock at a strike price ranging from $0.01 per share to $0.50 per share and to be issued 300,000 shares of Series A preferred stock. The value of these warrants and preferred stock was $40,994. The entire amount was charged to expense during the twelve months ended December 31, 2011. In addition, for one of the notes in the amount of $100,000, the lender received 452,000 shares of Series A Convertible Preferred Stock and for other notes totaling $150,000 the lender received 500,000 registered shares of common stock from the former sole stockholder of the Company, Galen. In exchange, the Company issued 1,000,000 unregistered shares of its common stock to Galen. The value of these shares was $64,700 on the date of the loan. The entire amount was charged to expense during the twelve months ended December 31, 2011 since the loan was due in March 2011.

A forbearance agreement was entered into with another note holder which called for the granting of 1,800,000 in warrants for common stock, which is included in the above total. Of these loans, $272,000 has matured and are in default. Additional interest and late fees are due upon default as defined in each note. Total interest and fees incurred on these notes amounted to approximately $972,402 during the year ended December 31, 2011. Total interest and fees accrued on these notes amounted to $532,211 and $156,035 as of December 31, 2011 and 2010 respectively.

Note 10: Related Party Transactions

Notes Payable, affiliates:

At December 31, 2011 and 2010, notes payable, affiliates consisted of the following:

	2011	2010

Notes payable-RAM AGARWAL	$ -	$5,000
Notes payable- IAN REYNOLDS	87,100	105,000
Notes payable - HARRY JACOBSON	190,000	50,000
Note payable-ERIC WINKLER	375,000	325,000
Note payable-GALEN CAPITAL GROUP LLC	70,000	-
Note payable-JACQUE BARLOW	25,000	-
Note payable-BRUCE RIDDLE	25,000	-
Note payable-VERLE HAMMOND	229,317	251,350
Note payable WD, MB, BR, MK, SM, HJ, IR	1,499,384	1,499,384

Total notes payable- Affiliates	$ 2,500,801	$ 2,235,734

Notes Payable with Affiliated Persons

As of December 31, 2010 loans from Verle Hammond, a director and officer of the Company, totaled $251,350. Since that time an additional $12,500 has been loaned and repaid, therefore, during the year 2010 the highest amount of principal outstanding was $263,850. Interest accrues on the loans at a flat rate of 10% or at the rate of 10% to 15% per annum. During 2010, $49,650 in principal amount and $102,637 in interest has been paid. As consideration for these loans, the Company issued in year 2010, Mr. Hammond warrants for the purchase of 313,500 shares of common stock with an expiration date of 5 years and an exercise price of $0.50 per share.

On June 21, 2010, July 8, 2010 and July 21, 2010, we borrowed funds from Mel Booth, a holder of more than 5% of our common stock. The loans totaled  $375,000, and are memorialized in three separate notes. During the year 2010, this was the highest amount of principal amount outstanding. These loans are secured by certain accounts receivable of Innovative. As consideration for these loans, the Company issued to Mr. Booth warrants for the purchase of 900,000 shares of common stock with an expiration date of 5 years and an exercise price of $0.50 per share, warrants for the purchase of 150,000 shares of common stock with an expiration of 5 years and an exercise price of $0.01, and 750,000 shares of Series A Convertible Preferred Stock. All of these loans have been paid in full.

On August 12, 2010 thru December 31, 2010 Ian Reynolds, a director, loaned us a total of $129,000. As consideration for these loans, we issued warrants for 203,000 shares of common stock .. The warrants have an expiration date of 5 years and an exercise price of $0.50 per share. As of December 31, 2010, $24,000 in principal amount of these notes has been repaid and interest in the amount of $19,900 has accrued.

On October 1, 2010 and November 10, 2010, Harry R. Jacobson, a holder of more than 5% of our common stock, loaned us a total of $100,000. As consideration for these loans, we issued warrants for 125,000 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.50 per share. As of December 31, 2010, $50,000 in principal amount of these notes has been repaid and interest in the amount of $15,000 has accrued. As of December 31, 2011 this loan has a outstanding balance of $40,000 and has matured.

On February 10, 2011, Harry R. Jacobson, a holder of more than 5% of our common stock, loaned us a total of $150,000. As consideration for these loans, we issued warrants for 200,000 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.50 per share. At least 50% of the loan must be repaid by October 31, 2011 with a final maturity of October 31, 2012. As of December 31, 2011, $150,000 remained outstanding.

On June 21, 2011, Galen Capital, a holder of more than 5% of our common stock, loaned us a total of $70,000. As consideration for these loans, a fee of $7,000 was expensed. As of December 31, 2011 this loan has a outstanding balance of $70,000 and has matured and the company is in default.

On August 9, 2011 and September 23, 2011, an employee of the company, loaned us a total of $50,000. As consideration for these loans, the Company issued warrants for 25,000 shares of common stock with an expiration date of 5 years and an exercise price of $0.50 per share and warrants for 50,000 shares of common stock with an expiration date of 5 years and an exercise price of $0.07 per share. As of December 31, 2011, $25,000 in principal amount of these notes is outstanding and interest in the amount of $6,017 has accrued. The loan has matured and is in default.

On October 18, 2011 and December 21, 2011, Bruce Riddle, a director, loaned us a total of $50,000. As consideration for these loans, the Company issued warrants for 25,000 shares of common stock with an expiration date of five years and an exercise price of $0.06 per share. As of December 31, 2011, $25,000 in principal amount of these notes is outstanding and interest in the amount of $5,000 has accrued.

On October 19, 2011, December 7, 2011 and December 21, 2011, Erich Winkler, a director, loaned us additional funds totaling $75,000. As consideration for these loans, we issued warrants for 75,000 shares of common stock with an expiration date of five years and an exercise price of $0.06 per share. As of December 31, 2011, $25,000 in principal amount of these notes have been repaid leaving a remaining balance due of $375,000 and interest in the amount of $37,500 has accrued.

During the year ended December 31, 2011, we borrowed funds from Mel Booth, a holder of more than 5% of our common stock. The loans totaled  $325,000, and are memorialized in four separate notes. These loans were secured by certain accounts receivable of Innovative. As consideration for these loans, the Company issued to Mr. Booth warrants for the purchase of 225,000 shares of common stock with an expiration date of five years and an exercise price of $0.06 per share and warrants for the purchase of 200,000 shares of common stock with an expiration of 5 years and an exercise price of $0.01. All of these loans have been paid in full.

During the year ended December 31, 2011 Ian Reynolds, a director, loaned us additional funds totaling $194,000. As consideration for these loans, the Company issued warrants for 5,000 shares of common stock . The warrants have an expiration date of 5 years and an exercise price of $0.06 per share. As of December 31, 2011, $211,900 in principal amount of these notes has been repaid leaving a remaining balance due of $87,100 and interest in the amount of $54,996 has accrued. The loans have matured.

During the year ended December 31, 2011 Verle Hammond, a director and former officer, loaned us additional funds totaling $117,500. As of December 31, 2011, $113,033 in principal amount of these notes have been repaid leaving a remaining balance due of $229,317 and interest in the amount of $41,835 has accrued. The loans have matured and are in default.

Holdings and Innovative (the “Borrowers”) have entered into an agreement (the “Loan Agreement”) with seven individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of December 31, 2011 and December 31, 2010 amounted to $1,499,384, collateralized by substantially all assets of the Borrowers and guaranteed by Galen. Repayment of the loan is due at the Lenders’ demand. In order to make the loan to the Borrowers, the Lenders borrowed $1,499,384 from Eagle Bank. The promissory note to Eagle Bank has a maturity date of July 15, 2012 if not demanded earlier and interest was payable monthly at the bank’s prime rate (as defined) plus 1%. Interest is directly paid by the Company to the bank on a monthly basis. At December 31, 2011, the interest rate was 5.25%.

In addition to the interest due to the bank, on June 22, 2011, the Company granted warrants to the Lenders under which they may purchase 4,500,000 common shares of the Company’s common stock, with a strike price of $0.06 per share. The warrants expire on June 30, 2016. The fair value of these warrants amounted to $45,000 (note 14) and was amortized to interest expense during the twelve months ended December 31, 2011.

In March 2010, Galen assigned a note payable due to a director of the Company in the amount of $325,000 to the Company. Of this amount $279,636 was treated as a dividend to Galen, which was the sole stockholder at the time, and $45,364 related to expenses incurred by Galen on behalf of the Company. This note was due on June 30, 2010. In March 2011, the note was amended. Principal of $325,000 and interest of $32,500 are due on or prior to the maturity date of March 21, 2012. Warrants to purchase 325,000 of the Company’s common stock at a strike price of $0.06 were granted in conjunction with this note.

As of December 31, 2011 and 2010, $2,500,801 and $2,235,734 were outstanding, respectively, on their notes payable to related parties. Maturity dates vary from July 17, 2010 to October 31, 2012. In 2011, these parties were granted warrants to purchase 1,155,000 shares of Innolog common stock. The strike price to purchase the common stock ranges from $0.01 to $0.50 per share with a 5 year expiration date. The fair value of these warrants amounted to $1,180 (note 14) and was amortized to interest expense during the twelve months ended December 31, 2011.

Interest is charged at a flat fee, as defined in each agreement. Additional interest and late fees are due upon default. Of these notes, $451,417 were in default as of December 31, 2011. Total interest and fees incurred on these notes amounted to $259,721 during the twelve months ended December 31, 2011. Total interest and fees accrued on these notes amounted $236,952 and $37,705 as of December 31, 2011 and 2010, respectively.

Management Fees, Affiliate:

Pursuant to an Executive Management Agreement with Galen entered into on April 1, 2009, the Company was being charged a management fee of $100,000 per month limited to 15% of the gross revenue of the Company through September 30, 2010. Management fees amounted to zero and $724,490 during the years ended December 31, 2011 and 2010, respectively. In addition, during the twelve months ended December 31, 2010, Galen charged the Company $873,784 for costs incurred by Galen in excess of the management fees. The agreement expired on September 30, 2010.

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

During the year ended December 31, 2010, net advances to Galen amounted to $1,206,596. Of this amount, management of Innolog and Galen identified that $873,784 represented operating expenses incurred by Galen on behalf of Innolog, mainly consisting of consulting fees, payroll, rent expense, and health care expense. Thus, this amount was charged to expense by the Company during the year ended December 31, 2010. Management of Galen and Innolog determined that the balance of $332,812 was related to Galen and deemed uncollectible. Of this amount, $135,514 was incurred through June 2010 and was deemed as a dividend to Galen, the Company’s sole stockholder through that date. The remaining $197,298 was incurred during the second half of 2010 and has been written off.

Consulting Agreement:

In May 2010, Emerging Companies, LLC entered into an agreement with the Company to provide consulting services to the Company relating to merger and acquisition transactions, interfacing with the public markets and other advisors, and other core business advisory services. Two of the Company’s executive officers and directors are members of Emerging Companies, LLC. On July 29, 2010, the agreement was amended so that the advisor was granted warrants to purchase 500,000 shares of the Company’s common stock at $0.50 per share.

In 2011, the Company entered into a verbal agreement with a greater than 5% shareholder for advisory services. On July 11, 2011 the shareholder was granted warrants for 10,000,000 common shares at a strike price of $0.06 per share with an expiration date of five years. The fair value of $18,700 (note 14) on this warrants were charged to expenses during the year 2011.

Legal Fees:

During the twelve months ended December 31, 2011, the Company incurred legal fees in the amount of $199,000 on behalf of its executive officer in defense of an investigation by a governmental agency.

Note 11: Commitments and Contingencies

Leases:

The Company leases office space in Washington, D.C.; Orlando, Florida; Fairfax, Virginia; and Brentwood, Tennessee under operating leases expiring at various dates through 2016. The premises leases contain scheduled rent increases and require payment of property taxes, insurance and certain maintenance costs. The minimum future commitments under lease agreements existing as of December 31, 2011 are approximately as follows:

Year ending December 31,
2012	$294,000
2013	202,000
2014	174,000
2015	178,000
2016	121,000
$969,000

Total rent expense amounted to $320,925 and $1,340,255 for the twelve months ended December 31, 2011 and 2010, respectively.

In 2010, Innovative vacated its office space prior to expiration of the lease. The landlord subsequently filed a lawsuit against the Company under which it pursued total damages of approximately $1,000,000, which approximates the rent charges for the remaining term of the lease. On February 14, 2011, Innovative entered into a settlement agreement in which it agreed to a payment of $350,000 on May 31, 2011. In the event Innovative did not make the payment timely, it agreed to a confessed judgment in the amount of $936,510 and this amount was included in other accrued liabilities as of December 31, 2010. In July 2011, the settlement agreement was amended to extend the $350,000 payment till August 8, 2011. The entire $350,000 was paid in full by August 8, 2011. As such, $586,510 was recognized as a gain from legal settlement during the twelve months ended December 31, 2011.

Late Deposit of Payroll Taxes and Employee Income Tax Withholdings:

At December 31, 2011, the Company is delinquent with filing and remitting payroll taxes of approximately $3,694,635 including estimated penalties and interest related to payroll taxes withheld since December 31, 2009. The Company has recorded the delinquent payroll taxes, together with interest and penalties, in current liabilities. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability As of December 31, 2011 and 2010, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $3,694,635 and $1,791,250, respectively. The Company is currently in discussions with the taxing authorities to develop a payment plan. On March 17, 2011 the taxing authorities filed a notice of federal tax lien in the amount of $321,494 in Fairfax, VA.

Employment Agreement:

On April 1, 2009, Innovative entered into an employment agreement with its President and Chief Executive Officer through March 31, 2014, which provides for a minimum annual salary of $198,000. At December 31, 2011, the total commitment, excluding incentives, was $297,000. At January 31, 2012 this agreement was cancelled and replaced by a consulting agreement as the President and Chief Executive Officer of Innovative retired.

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

Delinquent payables

The Company has been delinquent in numerous payables to different parties of which some filed law suits against the Company. All necessary accruals have been made as of December 31, 2011 and 2010 and are included in accounts payable and other accrued liabilities.

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

At December 31, 2011, the Company had net operating loss carry forwards of approximately $8 million for federal and Virginia state tax purposes expiring through 2031.

The Company has not filed its 2010 federal and state income tax returns, and is delinquent in such filings. The company has filed extensions for its 2011 federal and state income tax returns.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2011, the Company has no accrued interest and penalties related to uncertain tax positions.

Note 13: Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There were no employer contributions for the twelve months ended December 31, 2011 and 2010.

Innovative has been late in making deposits of employee deferrals in the amount of $181,500. The Department of Labor is reviewing Innovative’s employee benefit plan document as well as other records to determine the status of compliance. The outcome is undetermined as of the date of these financial statements.

Note 14: Capital Stock

Common Stock:

As of December 31, 2009, 100,000,000 shares of $0.001 par value common stock were authorized and 20,000,000 shares of common stock were issued and outstanding. In May 2010, the Company consummated a .44-for-1 reverse stock split, thereby decreasing the number of issued and outstanding shares to 8,882,545, and increasing the par value of each share to $0.0023.

In connection with the merger with uKarma, uKarma’s Articles of Incorporation were amended such that there are 200,000,000 shares of $0.001 par value common stock authorized and 13,629,973 shares of common stock issued and outstanding as of December 31, 2010. The common stock amount has been changed from $20,000 to $13,630 to reflect the change in par value.

During the year ended December 31, 2011, 500,000 shares of preferred stock were converted to 500,000 shares of its common stock and 1,000,000 shares of its common stock were issued in connection with a note payable with a fair valued at $64,700. See note 9.

As of December 31, 2011 and 2010, 15,129,973 and 13,629,973 shares, respectively of the Company common stock were issued and outstanding.

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

During the twelve months ended December 31, 2011, 500,000 shares of preferred stock were converted to 500,000 shares of common stock.

As of December 31, 2011 and 2010, there were 36,894,758 and 37,394,758 shares, respectively of Series A Stock outstanding and no dividends have been accrued.

Dividends:

During the twelve months ended December 31, 2010, the Company assumed two notes payable from Galen totaling $359,405. Of this amount, $279,636 was recorded as dividends to Galen. In addition, during 2010, net advances to Galen totaling $135,514 were deemed as a dividend to Galen. These dividends were made during the time that Galen was the sole stockholder of Innolog.

Warrants:

For the three months ended June 30, 2010, the Company granted 39,106,857 warrants to various individuals in conjunction with the individuals lending the Company working capital (Notes 8 and 10) or in conjunction with the assignment of the merger rights with a public company. The warrants have an exercise price of $0.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was zero at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	67%
Average risk free interest rate	1.79%
Expected life (in years)	5.0

For the three months ended September 30, 2010, the Company granted 1,515,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital (Notes 8 and 10). The warrants have an exercise price of $0.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was zero at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	68.64%
Average risk free interest rate	1.27%
Expected life (in years)	5.0

For the three months ended December 31, 2010, the Company granted 553,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital. 150,000 of the warrants have an exercise price of $0.01 and a life of five years, and the remaining 403,000 of the warrants have an exercise price of $0.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was zero at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	63.07%
Average risk free interest rate	2.01%
Expected life (in years)	5.0

For the three months ended March 31, 2011, the Company granted 1,132,500 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital (800,000) and for consulting (332,500). Of the warrants, 580,000 have an exercise price of $0.01 and a life of five years, and the remaining 552,500 of the warrants have an exercise price of $0.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $23,200 at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	68.53%
Average risk free interest rate	2.24%
Expected life (in years)	5.0

For the three months ended June 30, 2011, the Company granted 4,550,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital and renewals of loans. Of the warrants, 50,000 have an exercise price of $0.01 and a life of five years, and the remaining 4,500,000 of the warrants have an exercise price of $0.06 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $46,500 at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	67.17%
Average risk free interest rate	1.48%
Expected life (in years)	5.0

For the three months ended September 30, 2011, the Company granted 12,915,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital, renewals of loans and for consulting services. Of the warrants, 10,355,000 have an exercise price of $0.06 and a life of five years, 1,900,000 have an exercise price of $0.01 and a life of five years, 500,000 have an exercise price of $0.07 and a life of five years, 110,000 have an exercise price of $0.075 and a life of five years, and the remaining 50,000 of the warrants have an exercise price of $0.50 and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $35,390 at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	71.13%
Average risk free interest rate	0.96%
Expected life (in years)	5.0

For the three months ended December 31, 2011, the Company granted 1,567,500 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital, renewals of loans and for consulting services. Of the warrants, 530,000 have an exercise price of $0.06 and a life of five years, and 1,037,500 have an exercise price of $0.01 and a life of 5 years, All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $3,102 at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	74.02%
Average risk free interest rate	0.83%
Expected life (in years)	5.0

A summary of the Company’s warrant activity and related information is as follows:

Warrant Summary	Warrants	Weighted Average Exercise Price

Outstanding, January 1, 2010	1,760,000	$0.0227
Granted	41,174,857	0.498
Merger with uKarma	142,272	10.47
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, December 31, 2010	43,077,129	0.513
Granted	20,165,000	0.064
Exercised	-	-
Forfeited/Expired	(130,565)	11.12
Outstanding, December 31, 2011	63,111,564	$0.347

At December 31, 2011, there were 63,111,564 warrants outstanding and exercisable. These warrants had a weighted average exercise price of $0.347 and a weighted average remaining life of 45.8 months. The intrinsic value is not greater than the grant price.

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

A summary of the status of stock options issued by the Company as of December 31, 2011 is presented in the following table. Shares have been adjusted to reflect uKarma’s reverse stock split of 11.120904 to 1 effective as of the date of merger:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year 2010	476,130	$2.22
Granted	13,429,500	$0.50
Exercised/Expired/Cancelled	(453,650)	$2.22

Outstanding at December 31, 2010	13,451,980	$0.503
Granted	-
Exercised/Expired/Cancelled	(22,480)	2.22
Outstanding at December 31, 2011	13,429,500	$0.50

Exercisable at December 31, 2011	13,118,667	$0.50

These stock options have a weighted average remaining life of 43.8 months. The intrinsic value is not greater than the grant price.

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

Note 15: Subsequent Events

In January of 2012, the Company entered into an order of settlement with Atlas Advisors LLC. In that settlement the parties agreed that as settlement for the alleged debt due and owing to Atlas of $120,000, the Company agreed to pay $56,250 in three installments of $18,750 and to grant warrants for 500,000 of the Company’s common stock exercisable at $.01 per share that expire March 15, 2017.

On February 7, 2012, the Company borrowed $100,000 from an unrelated party. The loan carried a flat fee of $8,000 and a maturity date of February 22, 2012. In addition, warrants of 110,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. This loan and all accrued interest and fees to this lender have been paid in full.

On February 28, 2012, the Company borrowed $50,000 from a unrelated party. The loan carried a flat fee of $5,000 and a maturity date of March 31, 2012. This loan was guaranteed by a director of the company. In addition, 125,000 shares of the company’s common stock were granted but not yet issued. This loan has been paid in full.

On March 2, 2012, the Company borrowed $50,000 from a unrelated party. The loan carried a flat fee of $5,000 and a maturity date of April 3, 2012. This loan was guaranteed by a director of the company. In addition, 500,000 shares of the Company’s common stock were granted but not yet issued. This loan has been paid in full.

On March 14, 2012, the Company borrowed $300,000 from a related party, who is also a greater than 5% owner of the company stock. The loan carried an interest rate of 6% per annum and a maturity date of April 13, 2012.

On March 20, 2012, the Company borrowed $200,000 from a related party, who is also a greater than 5% owner of the company stock. The loan carried an interest rate of 6% per annum and a maturity date of April 13, 2012.

On March 29, 2012, the Company borrowed $300,000 from a related party, who is also a greater than 5% owner of the company stock. The loan carried an interest rate of 6% per annum and a maturity date of April 13, 2012.

RESTATEMENT OF CONSOLIDATED UNAUDITED FINANCIAL INFORMATION

On May 10, 2011 our Principal Executive Officer, Principal Financial Officer and the Chairman of our Audit Committee concluded that our previously issued consolidated financial statements for the three months ended March 31, 2010, the six months ended June 30, 2010 and the nine months ended September 30, 2010 should no longer be relied upon. The consolidated financial statements for the three months ended March 31, 2010 and for the six months ended June 30, 2010 were included in amendments to our Current Report on Form 8-K which was originally filed with the Securities and Exchange Commission on August 16, 2010. The amendments were filed with the Securities and Exchange Commission on August 16, 2010 and October 15, 2010, respectively. The consolidated financial statements for the nine months ended September 30, 2010 were included in our Quarterly Report on Form 10-Q, which was filed with the Securities and Exchange Commission on November 22, 2010. The errors in the consolidated quarterly unaudited financial statements include the following:

(i)	The notes payable were understated by $359,405;
(ii)	Expenses incurred by related parties on behalf of the “Company” were misstated; and
(iii)	Dividends to Innolog’s former sole stockholder were misstated.

The effects of the adjustments are illustrated below:

	Originally	Adjustment	Restated
	Reported	Required	Amounts
	(UNAUDITED)		(UNAUDITED)
Three months ended March 31, 2010

Consolidated Balance Sheet
Total Assets	$4,866,665	(i) Increase in deposit of $19,846	$4,886,511
Total Liabilities	$7,995,244	(i) increase in notes payable of $359,405	$8,354,649
Total Stockholder’s Equity	$(3,128,579)	(ii) increase in dividend paid of $77,185	$(3,468,138)
		(ii) increase in accumulated deficit of $264,018

Consolidated Statement of Operations
Net Loss	$(436,043)	(ii) increase in other expense of $264,018	$(700,061)
		(ii) increase in net loss of $264,018
Consolidated Statement of Stockholder’s Equity
Common Stock	$20,000	No adjustment	$20,000
Preferred Stock	$0	No adjustment	$0
Additional Paid in Capital	$520,000	No adjustment	$520,000
Accumulated Deficit	$(3,247,317)	(ii) increase in dividends paid of $77,185	$(3,586,876)
		(ii) increase in net loss of $264,018
Six months ended June 30, 2010

Consolidated Balance Sheet
Total Assets	$4,365,000	(i) Increase in deposit of $19,846	$4,384,846
Total Liabilities	$7,039,209	(i) increase in notes payable of $359,405	$7,398,614
Total Stockholder’s Equity	$(2,674,209)	(ii) increase in dividend paid of $415,150	$(3,013,769)
		(ii) decrease in accumulated deficit of $75,590
Consolidated Statement of Operations
Net Loss	$(553,772)	(ii) increase in other expense of $151,523	$(478,182)
		(ii) decrease in bad debt expense of $227,113
		(ii) decrease in net loss of $75,590
Consolidated Statement of Stockholder’s Equity
Common Stock	$20,000	No adjustment	$20,000
Preferred Stock	$36,965	No adjustment	$36,965
Additional Paid in Capital	$852,683	No adjustment	$852,683
Accumulated Deficit	$(3,583,857)	(ii) increase in dividends paid of $415,150	$(3,923,417)
		(ii) decrease in net loss of $75,590

Nine Months Ended September 30, 2010

Consolidated Balance Sheet
Total Assets	$1,189,321	(i) Increase in deposit of $19,846	$1,209,167
Total Liabilities	$7,738,380	(i) increase in notes payable of $359,405	$8,097,785
Total Stockholder’s Equity	$(6,549,059)	(ii) increase in dividend paid of $415,150	$(6,888,619)
		(ii) decrease in accumulated deficit of $75,590
Consolidated Statement of Operations
Net Loss	$(4,432,622)	(ii) increase in other expense of $7,885	$(4,357,032)
		(ii) decrease in bad debt expense of $83,475
		(ii) decrease in net loss of $75,590
Consolidated Statement of Stockholder’s Equity
Common Stock	$13,630	No adjustment	$13,630
Preferred Stock	$37,365	No adjustment	$37,365
Additional Paid in Capital	$862,653	No adjustment	$862,653
Accumulated Deficit	$(7,462,707)	(ii) increase in dividends paid of $415,150	$(7,802,267)
		(ii) decrease in net loss of $75,590

The Company intends to file an amended Form 8-K and an amended Form 10-Q as soon as practicable. The adjustments disclosed above have been included in our consolidated financial statements for the years ended December 31, 2010 and December 31, 2011.

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

                        We conducted an evaluation, with the participation of our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

                        A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses in our disclosure controls and procedures:

                        1. We do not have adequate written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

4. We do not have adequate and qualified accounting staff to perform the accounting functions. Therefore we have outsourced this function.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

In April 2011, we retained the services of an outside accounting firm with experience in financial reporting to assist us with the Company’s accounting and the process of implementing internal controls to remediate these material weaknesses. As of December 31, 2011 written documentation of the internal controls of financial reporting has been prepared.

We anticipate that our new internal controls will be fully implemented, tested, deficiencies remediated and documented by the end of 2012.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company's principal executive and chief financial officer and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of written documentation of internal control policies and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of review and supervision over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Principal Executive Officer and our Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2011.

Management believes that the lack of documentation of internal controls did have an effect on the reporting of our financial results.

The Company filed a Current Report on Form 8-K on May 12, 2010 relating to a restatement of past financial statements.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

Changes in Internal Control over Financial Reporting

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

In November 2011, the company implemented written controls and procedures for accounting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers. Each director began serving on August 18, 2010. Each director listed below served as a director of Innolog Holdings Corporation from its inception in March 2009.

Name	Age		Position
William P. Danielczyk	50		Executive Chairman of the Board
Michael J. Kane	59		Corporate Secretary/Treasurer, and Director
Verle B. Hammond	78	(1)	Director, President & CEO of Innovative Logistics Techniques, Inc.
Bruce D. Riddle	56		Director and Chairperson of the Audit Committee
Stephen D. Moses	77		Director
Ian J. Reynolds, M.D.	63		Director
Erich Winkler	57		Director
Eric Wagner	40		Chief Financial Officer

(1) Effective January 30, 2012 Mr. Hammond retired as President and CEO. In addition, Mr. Hammond resigned as a director, effective April 17, 2012.

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

Eric Wagner, Chief Financial Officer. Before joining Innolog Holdings, Corporation, Mr. Wagner was Senior Analyst and Fund Coordinator at Galen Capital Corporation.  Prior to GCC, he was the Chief Operating Officer for EVG Asset Management where he managed all non-trading and non portfolio management activities - from the formation of the manager to all compliance, operations, administration, marketing and capital raising duties related to the investment manager and its investment partnership.  During his tenure, he grew assets to $30 million.  He designed and wrote introductory marketing materials to comply with non solicitation requirements and developed all KYC materials including due diligence/accredited investor questionnaire. Mr. Wagner began his professional career as an Account Executive for Leading Authorities, Inc. located in Washington, DC. In this role, he was responsible for initiating and leading sales support, back office, logistics and accounting functions on a day-to-day basis. Mr. Wagner created the company's Athletes and Entertainment division and was the lead recruiter of new speakers. After leaving Leading Authorities, Inc.. Mr. Wagner became the Associate Vice President at Friedman, Billings, Ramsey & Co. located in Arlington, VA, where he was in charge of institutional sales. He has a proven record in trading (both primary and secondary trading), institutional sales, sales trading and sales development. Mr. Wagner then went to DB Alex, Brown and took on the role of Associate. He was in charge of sales development and investment idea generation as well as operational problem solving and trade settlement issues.

Management of Innovative Logistics Techniques, Inc.

The following table sets forth the names and ages of our executive officers, and key employees as of the date of this report:

Name	Age	Position
Verle B. Hammond	78	President and Chief Executive Officer*
Richard Stewart	46	President*
Pamela R. Holmes	53	Senior Vice President of Contracts
Bill Anaya	70	Senior Vice President of Navy Programs
Jerry Thomas	64	Senior Vice President of Army Programs
John McKelvey	51	Vice President of Air Force Programs

* effective January 31, 2012 Mr. Hammond retired and became a consultant to the company and Mr. Stewart was named President. In addition, Mr. Hammond resigned as a director, effective April 17, 2012.

Verle B. Hammond, President and Chief Executive Officer. Mr. Hammond’s biography is described above.

Richard Stewart, President. Prior to being named President of INNOLOG, Mr. Stewart held the position of Senior Vice President at INNOLOG the past two years.  Previously Mr. Stewart was the President of Galen Capital Corporation, overseeing Investment Banking activities. Before joining GCC, he was the Executive Director of Corporate Development at FSI Holding, Inc., a company that provided direct financial services products into the middle market Debt and Credit sector. At FSI, he designed and implemented the corporate strategic development plan for the entire organization while integrating marketing, finance, e-commerce and business development divisions of the organization. Before joining FSI, Mr. Stewart was the Senior Director of Capital Management for Enterprise Housing Financial Services. In this position, he was directly responsible for the strategic management of a $200 million Economic Development Fund in 19 strategic markets; he created and structured new investment vehicles that generated $25 million in new capital for the organization's lending operation. Prior, Mr. Stewart was the Senior Portfolio Manager at Edna McConnell Clark Foundation where he developed and managed a $5 million portfolio of public and private organizations. For three years prior, he was the Vice President of Friedman, Billings, Ramsey. While in this position he presented market-driven research to clients and executed trading transactions, conducted due-diligence on Venture Capital Portfolio, recommended investment opportunities and financial structures and managed in excess of $100 million investment portfolios. Mr. Stewart serves as a Board Member for Cinderblock Foundation, AAE Venture Fund and Wall Street Without Walls. He received his BBA from the University of Massachusetts with an emphasis in Finance & Economics. He earned a MBA from Penn State University and the Manchester Business School in England with an Emphasis in Finance and International Business.

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

John McKelvey, Vice President, Air Force Program Management. Mr. McKelvey will lead the program management efforts of the entire Air Force Division for the Company.   Mr. McKelvey is based in the Dayton office of INNOLOG and one of his primary responsibilities is to provide support to the Air Force Materiel Command for the ACCESS Program.  Mr. McKelvey has over twenty years of experience successfully working in the Defense industry.  Prior to joining INNOLOG McKelvey was Director of Business Development for DRS Technologies in Cincinnati.  He was responsible for winning a $5M in Mobile Training Systems with the Army, Program Executive Office, Simulation, Training and Instrumentation. He has also done business development for ITC and BAE Systems.

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

In 2007, William P. Danielczyk, the Chairman of Galen Capital Corporation, was named a subject of a government investigation concerning alleged company campaign contributions to a candidate for federal elections. When questions arose, Galen Capital Corporation and Mr. Danielczyk engaged outside counsel to conduct its own investigation and voluntarily reported the key facts to government agencies in a written submission. On February 16, 2011, Mr. Danielczyk was formally charged. Mr. Danielczyk has pleaded not guilty. The Company and Mr. Danielczyk are confident that he will be cleared of the charges.

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

We have determined that Mr. Riddle is an Audit Committee Financial Expert.

Neither Messrs. Reynolds, Winkler, Riddle, or Moses is, or has been in the past, an officer or employee of the Company. Certain insiders and directors have loaned the company funds from time to time to cover operating cash shortfalls. See report titled “Certain Relationships and Related Transactions and Director Independence” for a more complete description of these transactions.

Four of the members of our board of directors are independent in accordance with the definitions and criteria applicable under NASDAQ rules. They are Erich Winkler, Ian Reynolds, Bruce Riddle and Steve Moses.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to Mr. Eric Wagner, c/o Innolog Holdings Corporation, 4000 Legato Road, Suite 830, Fairfax, Virginia 22033.

Corporate Governance

Our board of directors has not yet adopted procedures by which stockholders may recommend nominees to the board of directors others than those outlined in the by laws of the company.

Item 11. Executive Compensation

Executive Compensation

The following summary compensation table reflects all compensation paid during the 2011 and 2010 fiscal years to the principal executive officer of Innolog Holdings Corporation by Innovative Logistics Techniques, Inc. as well as the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year. We refer to these individuals as the “named executive officers” in the discussion below.

Summary Compensation Table – Innolog Holdings Corporation and Innovative Logistics Techniques, Inc.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ( $)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
William P. Danielczyk Exec Chairman	2011	$260,000	-	-	$0	-	-	-	$260,000
	2010	$177,687	-	-	-	-	-	-	$177,687
Verle Hammond, President & CEO	2011	$197,000	-	-	$0	-	-	-	$197,000
	2010	$197,000							$197,000

Bill Anaya SVP Navy Programs	2011	$157,528	-	-	$0	-	-	-	$157,528
	2010	$152,696	-	-		-	-	-	$152,696

(1)	Messrs. Hammond, and Anaya salary in 2011 and 2010 were paid by Innovative Logistics Techniques, Inc. (the operating company)
(2)	The assumptions made in the valuation of these options can be found in Note 14 to the Company’s financial statements for the period ended December 31, 2011

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
	Number of securities underlying unexercised options		Option exercise	Option expiration	Number of shares or units of stock that have not	Market value of shares or units of stock that have not	Equity incentive plan awards: number of unearned shares, units or other rights that have not	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not
Name	Exercisable	Unexercisable	price	date	vested	vested	vested	vested
William P. Danielczyk	4,000,000	0	$0.50	8/23/2015	0	0	0	0

Verle Hammond	900,000	0	$0.50	8/23/2015	0	0	0	0

Bill Anaya	30,000	0	$0.50	8/23/2015	0	0	0	0

During the fiscal year ended December 31, 2011, none of the named executive officers exercised options.

Director Compensation

The following table provides information for compensation paid to our non-employee directors during the last fiscal year. Not included in the table are amounts reimbursed to each director for expenses he incurred in attending the meetings.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)	Total ($)

Stephen D. Moses	$11,000		$11,000
Bruce D. Riddle	$33,750		$33,750
Ian J. Reynolds, M.D.	$0		$0
Erich Winkler	$0		$0
Michael Kane	$10,000		$10,000

(1) Fees earned by Mr.Moses, Mr. Riddle and Mr. Kane were for consulting services.

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

On April 1, 2009 Innovative Logistics Techniques, Inc. entered into a 4-year agreement with Verle Hammond. During that time he will serve as President and CEO of Innovative. Mr. Hammond has the option, after a period of two years, to retire as President and CEO and serve as Chairman of Innovative Logistics Techniques, Inc. Pursuant to the agreement, Mr. Hammond is paid a salary of $198,000 per year. During the term of the agreement, he will also be eligible to participate in any employee benefits offered by Innovative to its employees. Aside from a termination of his employment due to the expiration of the agreement, Mr. Hammond’s employment may be terminated by Innovative for cause, as defined in the agreement, or as a result of his death or disability. Mr. Hammond has agreed not to compete with us or solicit our employees for a period of three years following the termination of his employment. At January 31, 2012 this agreement was cancelled and replaced by a consulting agreement as the President and Chief Executive Officer of Innovative retired.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2012 for each of the following persons:

•	each of our directors and/or executive officers;

•	all such directors and executive officers as a group; and

•	each person (including any group) who is known by the Company to own beneficially five percent or more of the Company’s common stock after the Closing of the Merger.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 4000 Legato Road, Suite 830 Fairfax, VA 22033. The percentage of class beneficially owned set forth below is based on 15,129,973 and 36,894,758 shares of common stock and Series A Preferred Stock, respectively, issued and outstanding as of March 31, 2012.

Named executive officers and directors: (1)	Number of Common Shares beneficially owned (2)(3)	Percentage of class beneficially owned	Number of Preferred Shares beneficially owned (2)	Percentage of Series A Preferred Shares beneficially owned
William P. Danielcyzk	12,870,041	48.96%	2,483,391	6.73%
Michael J. Kane	7,854,809	34.69%	2,052,769	5.56%
Verle B. Hammond	2,266,656	13.16%	878,665	2.38%
Bruce D. Riddle	2,000,527	11.73%	300,000	0.81%
Stephen D. Moses	4,224,073	21.94%	1,260,000	3.42%
Ian J. Reynolds	5,606,816	27.49%	1,332,500	3.61%
Erich Winkler	1,869,111	11.06%	300,000	0.81%
All directors and executive officers as a group (7 persons)	36,692,033		8,607,325

5% Stockholders: (1)
Melvin D. Booth	6,509,113	30.19%	2,185,000	5.92%
Dr. Harry R. Jacobson, MD	43,864,942	74.44%	15,808,863	42.85%
Galen Capital Corporation (4)	7,048,000	36.29%	3,048,000	8.26%
GOFSIX, LLC (5)	6,000,000	28.40%	3,000,000	8.13%
Joe Kelley	4,734,137	24.04%	1,275,850	3.46%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is 4000 Legato Road, Suite 830 Fairfax, VA 22033.

(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)	The number of common shares beneficially owned includes the number of shares of common stock that would be received by the stockholder if he converted all of his Series A Convertible Preferred Stock as well the number of shares of common stock that would be received by the stockholder if he exercised all of his warrants to purchase common stock.

(4)	Mr. Danielczyk is the executive chairman of Galen Capital Corporation. Voting and investment control of the securities owned by Galen Capital Corporation is exercised by its board of directors.

(5)	Members of GOFSIX, LLC include Messrs. Danielcyzk, Kane, Moses and Reynolds, all current directors, Dr. Jacobson, a major stockholder and Mr. Joe Kelley, a former director. Mr. Danielcyzk and Mr. Jacobson, together, have voting and investment control over the securities owned by GOFSIX, LLC.

CHANGE OF CONTROL

To our knowledge, there are no present arrangements or pledges of securities of our company that may result in a change in control.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following describes all transactions since January 1, 2010 through the date of this report (the “Reporting Period”) and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

On June 21, 2010, July 8, 2010 and July 21, 2010, we borrowed funds from Mel Booth, a holder of more than 5% of our common stock. The loans totaled  $375,000, and are memorialized in three separate notes. During the Reporting Period, this was the highest amount of principal amount outstanding. These loans are secured by certain accounts receivable of Innovative. As consideration for these loans, we issued to Mr. Booth warrants for the purchase of 900,000 shares of common stock with an expiration date of 5 years and an exercise price of $0.50 per share, warrants for the purchase of 150,000 shares of common stock with an expiration of 5 years and an exercise price of $.01, and 750,000 shares of Series A Convertible Preferred Stock. All of these loans have been paid in full.

During the year ended December 31, 2010, amounts due from Galen Capital Corporation, a holder of over 5% of our stock, amounted to $1,206,596. Of this amount, management of Innolog and Galen identified that $873,784 represents operating expenses incurred by Galen on behalf of Innolog, mainly consisting of consulting fees, payroll, rent expense, and health care expense. Thus, this amount was charged to expense by the Company during the year ended December 31, 2010. Management of Galen and Innolog has determined that the balance of $332,812 was related to Galen and deemed uncollectible. Of this amount, $135,514 was incurred as of June 30, 2010 and was deemed a distribution to Galen. The remaining $197,298 was incurred during the second half of year 2010 and has been written off.

During the year ended December 31, 2010, the Company borrowed funds from two individuals totaling $359,405 as evidenced by two notes payable agreements. The proceeds were deemed as dividends to Galen. One of the notes, amounting to $34,405, has been paid off by the Company subsequent to December 31, 2010. The other note, amounting to $325, 000 is payable to Erich Winkler, a director, and matures on March 21, 2012. Of this amount, $279,636 was treated as a dividend to Galen which was the sole stockholder at the time and $45,364 related to expenses incurred by Galen on behalf of the company. Warrants to purchase 325,000 of the Company’s common stock at a strike price of $.50 were granted in conjunction with this note. During the Reporting Period, there was no principal amount or interest due or paid.

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

On August 12, 2010 thru December 31, 2010 Ian Reynolds, a director, loaned us a total of $129,000. As consideration for these loans, we issued warrants for 203,000 shares of common stock . The warrants have an expiration date of 5 years and an exercise price of $0.50 per share. As of December 31, 2010, $24,000 in principal amount of these notes has been repaid and interest in the amount of $19,900 has accrued.

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

On February 10, 2011, Harry R. Jacobson, a holder of more than 5% of our common stock, loaned us a total of $150,000. As consideration for these loans, we issued warrants for 200,000 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.50 per share. At least 50% of the loan must be repaid by October 31, 2011 with a final maturity of October 31, 2012.

On August 9, 2011 and September 23, 2011, an employee of the company, loaned us a total of $50,000. As consideration for these loans, we issued warrants for 25,000 shares of common stock with an expiration date of 5 years and an exercise price of $0.50 per share and warrants for 50,000 shares of common stock with an expiration date of 5 years and an exercise price of $0.07 per share. As of December 31, 2011, $25,000 in principal amount of these notes has been repaid and interest in the amount of $6,017 has accrued.

On October 18, 2011 and December 21, 2011, Bruce Riddle, a director, loaned us a total of $50,000. As consideration for these loans, we issued warrants for 25,000 shares of common stock with an expiration date of 5 years and an exercise price of $0.06 per share. As of December 31, 2011, $25,000 in principal amount of these notes has been repaid and interest in the amount of $5,000 has accrued.

On October 19, 2011, December 7, 2011 and December 21, 2011, Erich Winkler, a director, loaned us additional funds totaling $75,000. As consideration for these loans, we issued warrants for 75,000 shares of common stock with an expiration date of five years and an exercise price of $0.06 per share. As of December 31, 2011, $25,000 in principal amount of these notes have been repaid leaving a remaining balance due of $375,000 and interest in the amount of $37,500 has accrued.

During the year ended December 31, 2011, we borrowed funds from Mel Booth, a holder of more than 5% of our common stock. The loans totaled  $325,000, and are memorialized in four separate notes. These loans were secured by certain accounts receivable of Innovative. As consideration for these loans, we issued to Mr. Booth warrants for the purchase of 225,000 shares of common stock with an expiration date of five years and an exercise price of $0.06 per share and warrants for the purchase of 200,000 shares of common stock with an expiration of 5 years and an exercise price of $0.01. All of these loans have been paid in full.

During the year ended December 31, 2011 Ian Reynolds, a director, loaned us additional funds totaling $194,000. As consideration for these loans, we issued warrants for 5,000 shares of common stock . The warrants have an expiration date of 5 years and an exercise price of $0.06 per share. As of December 31, 2011, $211,900 in principal amount of these notes has been repaid leaving a remaining balance due of $87,100 and interest in the amount of $54,996 has accrued.

During the year ended December 31, 2011 Verle Hammond, a director and former officer, loaned us additional funds totaling $117,500. As of December 31, 2011, $113,033 in principal amount of these notes have been repaid leaving a remaining balance due of $229,317 and interest in the amount of $41,835 has accrued.

Director Independence

As noted above, four of the members of our board of directors are independent in accordance with the definitions and criteria applicable under NASDAQ rules. They are Erich Winkler, Ian Reynolds, Stephen Moses, and Bruce Riddle.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2011 and 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. As previously disclosed, the Company has engaged RBSM, LLP as the Company's Independent auditor for the fiscal year ending December 31, 2011.

		December 31, 2011	December 31, 2010
(i)	Audit Fees	$57,500	$94,000
(ii)	Audit Related Fees		21,485
(iii)	Tax Fees		-
(iv)	All Other Fees		-

	Total fees	$57,500	$115,485

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee plans to adopted extensive accounting focused policies and procedures during 2011. These policies and procedures are designed to strengthen the companies financial controls as the company grows and expands.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements; Schedules

We are not required to file any financial statement schedules.

Exhibits

The Exhibit Table below lists those documents that we are required to file with this report.

Number	Description

2.1	Amended and Restated Merger Agreement by and among the Company and Innolog Holdings Corporation as amended dated August 11, 2010(2)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment of the Articles of Incorporation (2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

3.5	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corporation filed August 18, 2010 with the Secretary of State of Nevada (3)

10.1	Promissory Note dated January 10, 2011 in the principal amount of $125,000 issued by Innolog Holdings Corporation in favor of Evan Gappelberg. (4)

10.2	Promissory Note dated February 1, 2011 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Evan Gappelberg. (4)

10.3	Promissory Note dated February 7, 2011 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust (4)

10.4	Promissory Note dated February 9, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust (4)

10.5	Promissory Note dated February 15, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust (4)

10.6	Extension Agreement dated February 26, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust. (4)

10.7	Extension Agreement dated March 25, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust (4)

10.8	Extension Agreement dated April 19, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust

10.9	Security Agreement dated March 25, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust (4)

10.10	Promissory Note dated February 10, 2011 in the principal amount of $150,000 issued by Innolog Holdings Corporation in favor of Harry Jacobson. (4)

10.11	Promissory Note dated March 21, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Harry Jacobson. (4)

10.12	Promissory Note dated March 21, 2011 in the principal amount of up to $200,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC (4)

10.13	Promissory Note dated April 27, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. (5)

10.14	Settlement Agreement dated May 31, 2011 between Innolog Holdings Corporation and Kay M. Gumbinner Trust. (5)

10.15	Amendment to Settlement Agreement dated June 1, 2011 between Innolog Holdings Corporation and Kay M. Gumbinner Trust. (5)

10.16	Promissory Note dated June 28, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. (5)

10.17	Guarantee Agreement dated June 28,2011 issued by Ian Reynolds in favor of Kay M. Gumbinner Trust. (5)

10.18	Promissory Note dated June 17, 2011 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of YG Funding, LLC. (5)

10.19	Promissory Note dated June 21, 2011 in the principal amount of $70,000 issued by Innolog Holdings Corporation in favor of Galen Capital Group, LLC. (5)

10.20	Engagement letter dated July 22, 2011 between Innolog Holdings Corporation and DME Securities LLC. (5)

10.21	Revolving Line of Credit Note dated August 4, 2011 in the principal amount of $200,000 issued by Innolog Holdings Corporation in favor of Dr. Ian Reynolds. (6)

10.22	Promissory Note dated September 23, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Jacque Barlow. (6)

10.23	Promissory Note dated August 9, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Jacque Barlow. (6)

10.24	Promissory Note dated August 1, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. (6)

10.25	Promissory Note dated July 7, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. (6)

10.26	Promissory Note dated August 22, 2011 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Mel Booth. (6)

10.27	Guarantee Agreement dated August 22,2011 issued by William Danielczyk and Verle Hammond in favor of Mel Booth. (6)

10.28	Promissory Note dated September 7, 2011 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Mel Booth. (6)

10.29	Guarantee Agreement dated September 7,2011 issued by William Danielczyk and Verle Hammond in favor of Mel Booth. (6)

10.30	Promissory Note dated August 22, 2011 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Mel Booth. (6)

10.31	Guarantee Agreement dated August 22, 2011 issued by William Danielczyk and Verle Hammond in favor of Mel Booth. (6)

10.32	Revolving Line of Credit Note dated August 1, 2011 in the principal amount of $200,000 issued by Innolog Holdings Corporation in favor of YG Funding, LLC. (6)

10.33	Promissory Note dated August 8, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of YG Funding, LLC. (6)

10.34	Promissory Note dated August 8, 2011 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Brairwood Capital Group, LLC. (6)

10.35	Promissory Note dated August 8, 2011 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Gary Bondi. (6)

10.36	Guarantee Agreement dated August 8,2011 issued by Ian Reynolds in favor of YG Funding, Brairwood Capital, and Gary Bondi. (6)

10.37	Promissory Note dated July 29, 2011 in the principal amount of $20,000 issued by Innolog Holdings Corporation in favor of BDR Avandi Finance, LLC. (6)

10.38	Revolving Line of Credit Note dated August 4, 2011 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Verle Hammond. (6)

10.39	Forbearance Agreement dated September 8, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust *

10.40	Security Agreement dated September 21, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust *

10.41	Promissory Note dated October 3, 2011 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Mel Booth. *

10.42	Promissory Note dated October 18, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Bruce Riddle. *

10.43	Promissory Note dated October 19, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Erich Winkler. *

10.44	Promissory Note dated October 24, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust *

10.45	Promissory Note dated November 8, 2011 in the principal amount of $17,500 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust *

10.46	Promissory Note dated November 8, 2011 in the principal amount of $35,000 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust *

10.47	Promissory Note dated November 10, 2011 in the principal amount of $35,000 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust *

10.48	Promissory Note dated November 14, 2011 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Mel Booth. *

10.49	Promissory Note dated December 7, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Erich Winkler. *

10.50	Promissory Note dated December 9, 2011 in the principal amount of $200,000 issued by Innolog Holdings Corporation in favor of Farzin Ferdowsi. *

10.51	Guarantee Agreement dated December 9, 2011 issued by Ian Reynolds in favor of Farzin Ferdowsi *

10.52	Promissory Note dated December 21, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Bruce Riddle. *

10.53	Promissory Note dated December 21, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Erich Winkler. *

10.54	Guarantee Agreement dated October 19, 2011 issued by Ian Reynolds in favor of Erich Winkler*

10.55	Extension agreement dated November 7, 2011 between Innolog Holdings and Innovative Logistics and YG Funding, Brairwood Capital, and Gary Bondi. *

10.56	Extension agreement dated November 7, 2011 between Innolog Holdings and Innovative Logistics and YG Funding. *

21.0	Subsidiaries of Innolog Holdings Corporation (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 906 Certification*

* Filed herewith.

(1)	Filed on February 12, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on August 13, 2010 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on October 15, 2010 as an exhibit to the Company’s Amendment No. 3 to Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on May 23, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference.

(5)	Filed on August 22, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference.

(6)	Filed on November 21, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.

(7)	Filed on January 12, 2011 as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2012

INNOLOG HOLDINGS CORPORATION

By:	/s/ William P. Danielczyk
William P. Danielczyk,
Executive Chairman, Principal Executive Officer

By:	/s/ Eric Wagner
Eric Wagner Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

April 16, 2012	/s/ William P. Danielczyk	Executive Chairman, Director
William Pl Danielczyk

April 16, 2012	/s/Michael J. Kane	Secretary, Treasurer, Director
Michael J. Kane

April 16, 2012	/s/ Verle B. Hammond	Director
Verle B. Hammond

April 16, 2012	/s/ Ian J. Reynolds	Director
Dr. Ian J. Reynolds

April 16, 2012	/s/ Bruce D. Riddle	Director
Bruce D. Riddle

April 16, 2012	/s/ Erich Winkler	Director
Erich Winkler

April 16, 2012	/s/ Stephen D. Moses	Director
Stephen D. Moses

