Form 10-Q
period 2012-03-31
Innolog Holdings Corp.
filed 2012-05-18
CIK 1389115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 or

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

(703) 766-1412

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes  ☐ No The registrant is not yet subject to this requirement.

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

15,129,973 shares of common stock, $0.001 par value, outstanding on May 16, 2012.

INNOLOG HOLDINGS CORPORATION

REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Accounts receivable, net	$521,581	$418,617
Prepaid expenses and other current assets	28,769	11,062
Total current assets	550,350	429,679

Property and equipment, net	24,225	20,343
Other assets	65,247	64,965
Total Assets	$639,822	$514,987

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Cash overdraft	$85,641	$97,100
Line of credit, bank	497,570	497,570
Accounts payable	2,961,387	2,525,149
Accrued salaries, benefits and payroll taxes	3,039,904	3,128,947
Accrued interest	735,344	769,163
Other accrued liabilities	1,237,662	1,240,398
Deferred rent	24,495	24,495
Notes payable, others	795,500	897,000
Notes payable, affiliates	3,275,832	2,500,801
Total current liabilities	12,653,335	11,680,623

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
Common stock, $0.001 par value, 200,000,000 shares authorized; 15,129,973 shares issued and outstanding at March 31, 2012 and December 31, 2011	15,130	15,130

Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A Convertible: 38,000,000 shares designated; 36,894,758 shares issued and outstanding at March 31, 2012 and December 31, 2011	36,895	36,895

Additional paid in capital	1,137,869	1,050,713
Accumulated deficit	(13,203,407)	(12,268,374)
Total Stockholders' Deficiency	(12,013,513)	(11,165,636)

Total Liabilities and Stockholders' Deficiency	$639,822	$514,987

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months	For the three months
	ended March 31,	ended March 31,
	2012	2011

Revenues	$1,187,803	$1,303,706

Operating expenses
Direct costs	668,562	633,651
Operating expenses	1,059,851	941,515
Bad debt expense, affiliate	-	27,000
Total operating expenses	1,728,413	1,602,166

Loss from operations	(540,610)	(298,460)

Other Income (Expenses)
Gain on Legal Settlement	42,460	-
Interest expense	(436,883)	(356,114)

Total other income (expenses)	(394,423)	(356,114)

Loss before income tax provision	(935,033)	(654,574)

Income tax provision	-	-

Net Loss	$(935,033)	$(654,574)

Loss per share - basic and diluted	$(0.06)	$(0.05)

Weighted average number of shares	15,129,973	13,946,640

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(935,033)	$(654,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,205	1,678
Stock based compensation	87,156	23,200
Gain on legal settlement	(42,460)	-
Accrued loss on contracts	-	(47,782)
Amortization of debt issuance costs		64,700
Changes in assets and liabilities:
Accounts receivable	(102,964)	18,905
Prepaid expenses and other assets	(17,989)	(1,133)
Accounts payable and accrued expenses	353,100	449,324

Net cash used in operating activities	(655,985)	(145,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchased	(6,087)	(1,413)

Net cash used in investing activities	(6,087)	(1,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(11,459)	-
Net borrowings from former stockholder	-	(6,000)
Borrowings on note payable, others	200,000	287,500
Repayments on note payable, others	(301,500)	(229,405)
Borrowings on note payable, affiliate/related party	850,031	100,000
Repayments on note payable, affiliate/related party	(75,000)	(5,000)

Net cash provided by financing activities	662,072	147,095

NET CHANGE IN CASH	-	-

CASH - BEGINNING OF PERIOD	-	-

CASH - END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$479,466	$174,454

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

5

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2011, the Company assumed two notes payable from Galen totaling $359,045. Of this amount, $279,636 was recorded as a dividend to Galen.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Note 1: Organization and Nature of Business and Basis of Presentation

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

On October 15, 2009, uKarma Corporation (“uKarma”), a publicly traded Nevada corporation, and Galen entered into an agreement to merge (the "Merger Agreement") in a reverse merger transaction. In June 2010, the rights to merge were assigned directly to Holdings. The merger transaction was closed on August 11 2010, and the Holdings stockholders became the controlling stockholders of uKarma and the business of Holdings continued. Under this transaction, Innolog Holdings Corporation's name was changed to Innolog Group Corporation and became a wholly owned subsidiary of uKarma Corporation. uKarma Corporation's name was changed to Innolog Holdings Corporation.

Innolog Holdings Corporation and its wholly owned subsidiary are referred to herein as the “Company.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2011 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation

Note 2: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception, the Company has reported a net loss of $935,033 for the three months ended March 31, 2012 and $654,574 for the three months ended March 31, 2011. As of March 31, 2012 the Company has reported an accumulated deficit of $13,203,407, had a stockholders’ deficiency (defined as total assets minus total liabilities) of $12,013,513 and a working capital deficit (current liabilities minus current assets) of $12,102,985. There are delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

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

The report of the Company’s independent registered public accounting firm relating to the December 31, 2011 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3: Summary of Significant Accounting Policies

Principles of Consolidation:

The unaudited condensed consolidated financial statements include the assets, liabilities and operating results of Holdings and it’s wholly owned subsidiary since the date of the acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications:

Certain items in prior unaudited condensed consolidated financial statements are reclassified to conform to the current presentation. These reclassifications had no effect on reported net loss

Contract Revenue Recognition:

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $35,590 at March 31, 2012 and December 31, 2011.

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. There was no impairment loss recorded for the period ended March 31, 2012.

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At March 31, 2012, the Company has no unrecognized tax benefits.

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

The Company applies the provisions of FASB ASC 740, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At March 31, 2012, the Company has no unrecognized tax benefits.

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

The computation of basic and diluted loss per share for the three months ended March 31, 2012 and March 31, 2011 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company's consolidated financial statements.

Note 4: Major Customers

Revenues from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total revenues for the twelve months ended March 31, 2012 and 2011.

Note 5: Accounts Receivable

Accounts receivable consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Billed receivables	$557,171	$454,207
Reserve for bad debts	(35,590)	(35,590)
Total	$521,581	$418,617

Contract receivables from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total contract receivables at March 31, 2012 and December 31, 2011.

Note 6: Accounts Payable and Accrued Liability

Accounts payable and accrued expenses at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Accounts payable	$2,961,387	$2,525,149
Accrued liabilities	1,237,662	1,240,398
Accrued interest- other	492,308	532,211
Accrued interest-related party	243,036	236,952
Accrued salaries and benefits	3,039,904	3,128,947

	$7,974,297	$7,663,657

Note 7: Line of Credit

On June 14, 2011, Holdings renewed a credit agreement with Eagle Bank under which it may borrow up to $500,000. Borrowings under the agreement are guaranteed by seven individuals, who are directly or indirectly related to Holdings. The borrowings are due on July 15, 2012, if not demanded earlier. Interest is payable monthly at the bank’s prime rate (as defined) plus 1%. At March 31, 2012, the interest rate was 5.25%. The outstanding balance as of March 31, 2012 and December 31, 2011 is $497,570.

Note 8: Notes Payable, Other

At March 31, 2012 and December 31, 2011, notes payable, others consisted of the following:

	March 31, 2012	December 31, 2011

FARZIN FERDOWSI	$138,500	$237,500
ISABELLA CHESTER	25,000	25,000
JAMES WARRING	100,000	100,000
JOHN MOSSISON	20,000	20,000
ROBERT HACKER	65,500	65,500
THOMAS JACKSON	19,500	19,500
ATLAS ADVISORS, LLC	100,000	-
YG FUNDING	100,000	200,000
YG, BRIARWOOD, BONDI	225,000	225,000
BDR Avanti	2,000	4,500

Total Notes Payable- others-Current	$795,500	$897,000

As of March 31, 2012 and December 31, 2011, there were $795,500 and $897,000 of the notes outstanding, respectively, issued to individuals, trusts, and corporations not related to the Company. For new notes during 2011, the lenders were granted warrants to purchase 4,077,500 shares of Innolog common stock at a strike price ranging from $0.01 per share to $0.50 per share and to be issued 300,000 shares of Series A preferred stock. The value of these warrants and preferred stock was $40,994. The entire amount was charged to expense during the twelve months ended December 31, 2011. In addition, for one of the notes in the amount of $100,000, the lender received 452,000 shares of Series A Convertible Preferred Stock and for other notes totaling $150,000 the lender received 500,000 registered shares of common stock from the former sole stockholder of the Company, Galen. In exchange, the Company issued 1,000,000 unregistered shares of its common stock to Galen. The value of these shares was $64,700 on the date of the loan. The entire amount was charged to expense during the twelve months ended December 31, 2011. During the three months ended March 31, 2012 the lenders were granted warrants to purchase 1,547,000 shares of Innolog common stock at a strike price $0.01 per share and to be issued 625,000 shares of common stock. The value of these warrants and common stock was $103,366. The entire amount was charged to expense during the three months ended March 31, 2012.

Of these loans, $795,500 and $272,000 have matured as of March 31, 2012 and December 31, 2011, respectively and are in default. Additional interest and late fees are due upon default as defined in each note. Total interest and fees incurred on these notes amounted to $228,937 and $193,954 for the three months ended March 31, 2012 and 2011, respectively . Total interest and fees accrued on these notes amounted to $492,308 and $532,211 as of March 31, 2012 and December 31, 2011, respectively.

On August 11, 2010 Farzin Ferdowsi loaned the Company $75,000 with a maturity date of October 11, 2010. The loan is unsecured and carried a flat interest rate of $22,500. As of March 31, 2012 and December 31, 2011 the outstanding balance is $37,500 with accrued interest of $33,698 and $32,295, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On December 12, 2011 Farzin Ferdowsi loaned the Company $200,000 with a maturity date of January 12, 2012. The loan is secured by accounts receivable, guaranteed by Ian Reynolds, a director, and carried a flat interest rate of $25,000. As of March 31, 2012 and December 31, 2011 the outstanding balance is $101,000 and $200,000 with accrued interest of $77,044 and $25,000, respectively. The loan is in default and carries a late fee of 10% per month and a default interest rate of 28% per annum.

On August 30, 2010 Isabella Chester loaned the Company $25,000 with a maturity date of December 6, 2010. The loan is unsecured and carried a flat interest rate of $5,000. As of March 31, 2012 and December 31, 2011 the outstanding balance is $25,000 with accrued interest of $48,266 and $40,766, respectively. The loan is in default and carries a default interest rate of 10% per month.

On July 13, 2010 James Warring loaned the Company $100,000 with a maturity date of January 13, 2011. The loan is unsecured and carried a flat interest rate of $30,000. As of March 31, 2012 and December 31, 2011 the outstanding balance is $100,000 with accrued interest of $48,535 and $44,795, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On July 20, 2010 Robert Hacker loaned the Company $65,500 with a maturity date of January 20, 2011. The loan is unsecured and carried a flat interest rate of $19,650. As of March 31, 2012 and December 31, 2011 the outstanding balance is $65,500 with accrued interest of $31,791 and $29,341, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On July 20, 2010 Thomas Jackson loaned the Company $34,500 with a maturity date of January 20, 2011. The loan is unsecured and carried a flat interest rate of $10,350. As of March 31, 2012 and December 31, 2011 the outstanding balance is $19,500 with accrued interest of $15,289 and $14,560, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On July 21, 2010 John Morrison loaned the Company $25,000 with a maturity date of January 21, 2011. The loan is unsecured and carried a flat interest rate of $7,500. As of March 31, 2012 and December 31, 2011 the outstanding balance is $20,000 with accrued interest of $24,554 and $23,806, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On July 29, 2010 BDR Avanti loaned the Company $20,000 with a maturity date of August 27, 2011. The loan is secured with accounts receivable and carried a flat interest rate of $2,000. As of March 31, 2012 and December 31, 2011 the outstanding balance is $2,000 and $4,500 with accrued interest of $11,838 and $10,802, respectively. The loan is in default and carries a late fee of 10% per month and a default interest rate of 28% per annum.

On August 1, 2010 YG Funding loaned the Company $200,000 with a maturity date of September 14, 2011. The loan is secured by accounts receivable and carried a flat interest rate of $20,000. As of March 31, 2012 and December 31, 2011 the outstanding balance is $100,000 and $200,000 with accrued interest of $33,356 and $13,346, respectively. The loan is in default and carries a late fee of 10% per month and a default interest rate of 28% per annum.

On August 8, 2011 YG Funding, Briarwood Capital, and Gary Bondi loaned the Company $225,000 with a maturity date of November 8, 2011. The loans are secured and carried a flat interest rate of $50,000. As of March 31, 2012 and December 31, 2011 the outstanding balance is $225,000 with accrued interest of $110,038 and $42,100, respectively. The loans are in default and carries a late fee of 10% per month and a default interest rate of 28% per annum. The loans are guaranteed by Ian Reynolds, a director

On March 22, 2011 Atlas Advisors LLC entered into a line of credit in the amount of up to $200,000 with the Company with a maturity date of October 21, 2011. The loan was secured by accounts receivable and carried a flat interest rate of 10% on each draw. As of March 31, 2012 and December 31, 2011 the outstanding principal balance was $0. On March 9, 2012 the Company entered into a settlement agreement with Atlas, which reduced the remaining accrued interest and fees of $120,000 to $56,250 payable in 3 installments of $18,750 on March 15, 2012, April 15, 2012, and May 15, 2012 plus 500,000 warrants at a exercise price of $0.01 and expires on March 15, 2017. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $21,290 at the time of issue (note 13), the balance of $42,460 was accounted as gain on legal settlement for three month ended March 31, 2012. As of March 31, 2012 accrued interest is $37,500.

On February 7, 2012 Kay M. Gumbinner Trust loaned the Company $100,000 with a maturity date of February 22, 2012. The loan was secured by accounts receivable and carried a flat interest rate of $8,000. As of March 31, 2012 the principal and accrued interest is paid in full.

On February 28, 2012 Atlas Advisors LLC loaned the Company $50,000 with a maturity date of March 31, 2012 . The loan was secured and carried a flat interest rate of $5,000. As of March 31, 2012 the outstanding balance is $50,000 with accrued interest of $0. The loan is guaranteed by Ian Reynolds, a director.

On March 2, 2012 Atlas Advisors LLC loaned the Company $50,000 with a maturity date of April 3, 2012 . The loan was secured and carried a flat interest rate of $5,000. As of March 31, 2012 the outstanding balance is $50,000 with accrued interest of $0. The loan is guaranteed by Ian Reynolds, a director.

Note 9: Related Party Transactions

Notes Payable, affiliates:

At March 31, 2012 and December 31, 2011, notes payable, affiliates consisted of the following:

	March 31, 2012	December 31, 2011

IAN REYNOLDS	$87,100	$87,100
HARRY JACOBSON	190,000	190,000
GLEN HILL INVESTMENTS LLC	800,000	-
ERIC WINKLER	375,000	375,000
GALEN CAPITAL GROUP LLC	70,031	70,000
JACQUE BARLOW	-	25,000
BRUCE RIDDLE	25,000	25,000
VERLE HAMMOND	229,317	229,317
WD, MB, BR, MK, SM, HJ, IR	1,499,384	1,499,384

Total notes payable- Affiliates	$3,275,832	$2,500,801

As of March 31, 2012 and December 31, 2011, $3,275,832 and $2,500,801 were outstanding, respectively, on the notes payable to related parties. In 2011, these parties were granted warrants to purchase 5,655,000 shares of Innolog common stock. The strike price to purchase the common stock ranges from $0.01 to $0.50 per share with a 5 year expiration date. The fair value of these warrants amounted to $46,180 and was amortized to interest expense during the twelve months ended December 31, 2011. Of these notes, $776,448 and $451,417 were in default as of March 31, 2012 and December 31, 2011, respectively. Total interest and fees incurred on these notes amounted to $73,408 and $61,255 during the three months ended March 31, 2012 and 2011. Total interest and fees accrued on these notes amounted $243,036 and $236,952 as of March 31, 2012 and December 31, 2011, respectively.

On August 4, 2011, Ian Reynolds, a director, entered into a $200,000 unsecured line of credit with the Company. Each advance under the line of credit had a due date of 30 days. Interest was a 10% flat rate of the principal of each advance. The line of credit matured as of December 31, 2011. As of March 31, 2012 and December 31, 2011 the outstanding principal was $87,100. Accrued interest and fees totaled $41,034 at March 31, 2012 and $54,996 at December 31, 2011. The default rate of interest is 15% per annum.

On February 10, 2011, Harry R. Jacobson, a holder of more than 5% of our common stock, loaned the Company a total of $150,000. At least 50% of the loan must be repaid by October 31, 2011 with a final maturity of October 31, 2012. As of March 31, 2012 and December 31, 2011, $150,000 remained outstanding. The unsecured note carried a flat interest rate of $15,000. As of March 31, 2012 and December 31, 2011the accrued interest is $15,000.

On March 21, 2011, Harry R. Jacobson, a holder of more than 5% of our common stock, renewed a loan to the Company totaling $50,000. The unsecured note carried a flat interest rate of $10,000 and was to be paid back in monthly installments of $10,000 beginning April 21, 2011 with final payment due on September 21, 2011. The outstanding balance of the loan as of March 31, 2012 and December 31, 2011 was $40,000. As of March 31, 2012 and December 31, 2011the accrued interest is $14,623. The loan has matured and is in default but per the note no late fees or default interest is due.

On March 31, 2012, March 21, 2012, and March 29, 2012 Glen Hill Investments, LLC an affiliate of a holder of more than 5% of our common stock, loaned the Company $300,000, $200,000, and $300,000, respectively. The unsecured loans have a maturity date of May 31, 2012 and carry a 6% per annum interest rate. As of March 31, 2012 the accrued interest is $1,397.

On March 21, 2011, the Company assumed an unsecured loan from Erich Winkler, a director, in the amount of $325,000. The interest rate on the loan was a flat fee of $32,500 and the loan matured on March 21, 2012. As of March 31, 2012 and December 31, 2011 the outstanding balance was $325,000 with accrued interest of $34,103 and $32,500, respectively. The loan has matured and is in default and carries default rate of interest of 18% per annum.

On October 19, 2011, December 7, 2011 and December 21, 2011, Erich Winkler, a director, loaned the Company additional funds totaling $75,000. As of December 31, 2011, $25,000 in principal amount of these notes have been repaid leaving a remaining balance due of $50,000 and interest in the amount of $5,000 has accrued. As of March 31, 2012 these loans have been repaid in full.

On February 13, 2012 and February 22, 2012, Erich Winkler, a director, loaned the Company additional funds totaling $50,000. As of March 31, 2012, the outstanding balance is $50,000 and interest in the amount of $579 has accrued. These loans mature on April 29, 2012 and April 7, 2012, respectively.

On June 21, 2011, Galen Capital, a holder of more than 5% of our common stock, loaned the Company a total of $70,000. As consideration for these loans, a fee of $7,000 was expensed. As of March 31, 2011 this unsecured loan has a outstanding balance of $70,031 and has matured and the Company is in default. The loan is accruing interest at 28% per annum and a late fee of 10% of the outstanding balance each month. Total accrued interest and fees amount to $76,586 and $50,699 at March 31, 2012 and December 31, 2011, respectively.

On August 9, 2011 and September 23, 2011, Jacque Barlow, an employee of the Company, loaned the Company a total of $50,000. As of March 31, 2012, all principal and interest has been paid in full.

On October 18, 2011 and December 21, 2011, Bruce Riddle, a director, loaned the Company a total of $50,000. As of March 31, 2012 and December 31, 2011, $25,000 in principal amount of these notes is outstanding. Interest in the amount of $7.833 and $5,000 has accrued at March 31, 2012 and December 31, 2011, respectively. The loan matures on March 31, 2012.

Since early 2009 Verle Hammond, a former director and former officer, loaned the Company funds at various dates. As of March 31, 2012 and December 31, 2011, the outstanding balance was $229,317 .. Interest in the amount of $50,559 and $41,835 has accrued as of March 31, 2012 and December 31, 2011, respectively. The loans have matured and are in default. The default rate of interest is 15% per annum.

Holdings and Innovative (the “Borrowers”) have entered into an agreement (the “Loan Agreement”) with seven individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of March 31, 2012 and December 31, 2011 amounted to $1,499,384, collateralized by substantially all assets of the Borrowers and guaranteed by Galen. Repayment of the loan is due at the Lenders’ demand. In order to make the loan to the Borrowers, the Lenders borrowed $1,499,384 from Eagle Bank. The promissory note to Eagle Bank has a maturity date of July 15, 2012 if not demanded earlier and interest was payable monthly at the bank’s prime rate (as defined) plus 1%. Interest is directly paid by the Company to the bank on a monthly basis. At March 31, 2012, the interest rate was 5.25%.

Consulting Agreement:

In 2011, the Company entered into a verbal agreement with a greater than 5% shareholder for advisory services. On July 11, 2011 the shareholder was granted warrants for 10,000,000 common shares at a strike price of $0.06 per share with an expiration date of five years. The fair value of $18,700 on this warrants were charged to expenses during the year 2011.

Legal Fees:

During the twelve months ended December 31, 2011, the Company incurred legal fees in the amount of $199,000 on behalf of its executive officer in defense of an investigation by a governmental agency.

Note 10: Commitments and Contingencies

Leases:

The Company leases office space in Washington, D.C. and Fairfax, Virginia under operating leases expiring at various dates through 2016. The premises leases contain scheduled rent increases and require payment of property taxes, insurance and certain maintenance costs. The minimum future commitments under lease agreements existing as of March 31, 2012 are approximately as follows:

Year ending December 31,
2012	$219,000
2013	202,000
2014	174,000
2015	178,000
2016	121,000
$894,000

Total rent expense amounted to $75,165 and $80,258 for the three months ended March 31, 2012 and 2011, respectively.

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

Late Deposit of Payroll Taxes and Employee Income Tax Withholdings:

At March 31, 2012, the Company is delinquent with filing and remitting payroll taxes of approximately $3,363,770 including estimated penalties and interest related to payroll taxes withheld since December 31, 2009. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability As of March 31, 2012 and December 31, 2011, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $3,363,770 and $3,694,635, respectively. The Company is currently in discussions with the taxing authorities to develop a payment plan. On April 25, 2011 the taxing authorities filed a notice of federal tax lien in the amount of $614,990 in Fairfax, VA.

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

Delinquent payables

The Company has been delinquent in numerous payables to different parties of which some filed lawsuits against the Company. All necessary accruals have been made as of March 31, 2012 and December 31, 2011 and are included in accounts payable and other accrued liabilities.

Note 11: Income Taxes

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

At March 31, 2012, the Company had net operating loss carry forwards of approximately $8 million for federal and Virginia state tax purposes expiring through 2031.

The Company has not filed its 2010 federal and state income tax returns, and is delinquent in such filings. The company has filed extensions for its 2011 federal and state income tax returns.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of March 31, 2012, the Company has no accrued interest and penalties related to uncertain tax positions.

Note 12: Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There were no employer contributions for the three months ended March 31, 2012 and 2011.

Innovative has been late in making deposits of employee deferrals in the amount of $181,500. The Department of Labor is reviewing Innovative’s employee benefit plan document as well as other records to determine the status of compliance. The Company has developed a payment plan to bring current the payments.

Note 13: Capital Stock

Common Stock:

The Company has authorized 200,000,000 shares of common stock, with a par value of $0.001 per share.

As of March 31, 2012 and December 31, 2011, 15,129,973 shares, of the Company common stock were issued and outstanding.

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

As of March 31, 2012 and December 31, 2011, there were 36,894,758 shares, of Series A Stock outstanding and no dividends have been accrued.

Warrants:

For the three months ended March 31, 2012, the Company granted 2,047,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital, renewals of loans and settlement of debt due. The warrants have an exercise price of $0.01 per share and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $87,156 at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	73.93%
Average risk free interest rate	1.07%
Expected life (in years)	5.0

A summary of the Company’s warrant activity and related information is as follows:

Warrant Summary	Warrants	Weighted Average Exercise Price

Outstanding, January 1, 2011	43,077,129	$0.513
Granted	20,165,000	0.064
Exercised	-	-
Forfeited/Expired	(130,565)	(11.12)
Outstanding, December 31, 2011	63,111,564	0.347

Granted	2,047,000	0.01
Exercised	-	-
Forfeited/Expired	(4,513)	(3.89)
Outstanding, March 31, 2012	65,154,051	$0.336

At March 31, 2012, there were 65,154,051 warrants outstanding and exercisable. These warrants had a weighted average exercise price of $0.336 and a weighted average remaining life of 43.2 months. The intrinsic value is not greater than the grant price.

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

A summary of the status of stock options issued by the Company as of March 31, 2012 is presented in the following table.

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	13,451,980	$0.503
Granted
Exercised/Expired/Cancelled	(22,480)	(2.22)

Outstanding at December 31, 2011	13,429,500	0.50
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at March 31, 2012	13,429,500	$0.50

Exercisable at March 31, 2012	13,169,954	$0.50

These stock options have a weighted average remaining life of 40.8 months. The intrinsic value is not greater than the grant price.

Note 14: Subsequent Events

On April 2, 2012, April 10, 2012, April 12, 2012 and April 16, 2012, Glen Hill Investments, LLC an affiliate of a holder of more than 5% of our common stock, loaned the Company $300,000, $100,000, $100,000 and $400,000, respectively. The unsecured loans have a maturity date of May 31, 2012 and carry a 6% per annum interest rate.

On April 5, 2012 and April 16, 2012, the Company paid $110,017 to its 401K plan under its scheduled payment plan.

Item 2: Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the results of operations and financial condition of Innolog Holdings Corporation and its wholly owned subsidiary, for the three months ended March 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included in the Current Report on Form 10-K that we filed with the Securities and Exchange Commission on April 16, 2012. References to “the Company,” “we,” “our,” or “us” in this discussion refer to Innolog Holdings Corporation and its subsidiary.

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

Overview

We are a holding company designed to make acquisitions of companies in the government services industry. Our first acquisition, Innovative Logistics Techniques, Inc. is a solutions oriented provider of logistics services primarily to agencies of the U.S. government, but also to state and local agencies and to private businesses. We provide tools to our customers, which allow them to manage the flow of goods, information or other resources through the integration of information, transportation, inventory, warehousing, material handling and security. Our goal is to expand our business, not only through the acquisition of new contracts but also through the acquisition of companies in the government services industry. Our home office is located in Fairfax, Virginia, although we have one additional office located in Washington D.C.

The federal government is the largest consumer of services and solutions in the United States. We believe that the federal government’s spending will continue to increase in the next several years, driven by the expansion of national security and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government technical professionals and the continuing impact of federal procurement reforms. For example, federal government spending on information technology has consistently increased in each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue. Federal government spending on information technology increased from approximately $76 billion in federal fiscal year 2009 to $84 billion in federal fiscal year 2011 and is projected to increase to $91 billion in federal fiscal year 2016. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $35,590 at March 31, 2012 and December 31, 2011, respectively

Long-Lived Assets:

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. There was no impairment loss recorded for the period ended March 31, 2012.

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At March 31, 2012, the Company has no unrecognized tax benefits.

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

The Company applies the provisions of FASB ASC 740, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At March 31, 2012, the Company has no unrecognized tax benefits.

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

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our unaudited condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended March 31, 2012 (unaudited)	% of Sales	Three Months Ended March 31, 2011 (unaudited)	% of Sales
Contract Revenue	$1,187,803	100.0	$1,303,706	100.0

Direct Costs	668,562	56.3	633,651	48.6

Other Operating Expenses	1,059,851	89.2	941,515	72.2

Bad debt expense, affiliate	-	-	27,000	2.1

Operating Loss	(540,610)	(45.5)	(298,460)	(22.9)

Other income	42,460	3.6	-	-

Other Expense	(436,883)	(36.8)	(356,114)	(27.3)

Loss Before Income Tax	(935,033)	(78.7)	(654,574)	(50.2)

Income Tax Expense	-	-	-	-

Net Loss	$(935,033)	(78.7)	$(654,574)	(50.2)

Contract Revenues. Revenue for the three month period ended March 31, 2012 decreased over the previous year. This decrease is attributed to the completion of several small contracts and a strategic decision by the Company to eliminate short term contracts where the Company had sub contractors supplying most of the work in the prior year, thereby generating a very small margin to the Company. The Company’s two major contracts with the Army and Navy remain solid and are growing and the Company has been awarded a contract with the Air Force. It is anticipated this new contract will add additional revenue in 2012. Revenue for the three months of 2012 is ahead of internal company projections by more than 5%.

Direct Costs. Direct costs increased as a percentage of revenue for the three months ended March 31, 2012. This was primarily due to the tightening of accounting controls by the Company, resulting in a more accurate allocation of expenses to the appropriate direct cost pools.

Other Operating Expenses. Operating expenses include indirect contract costs and costs not allocable to contracts. For the three months ended March 31, 2012 these expenses increased year over year, due to increased accounting and consulting expenses and an increase in professional & legal fees. Aside from these four expense categories, the Company has reduced corporate overhead substantially. On an operating basis, we expect other operating expenses to moderate as the Company gets beyond the temporary and short term increase in these fees.

Operating Loss. The Company increased its operating loss by 81% in the three months ended March 31, 2012 from the previous year. This was due to lower revenue and an increase in direct and indirect contract costs as discussed above.

Other Income. There was no other income for the three months ended March 31, 2011. The other income for the three months ended March 31, 2012 is a gain on legal settlement relating to a settlement agreement with an unrelated note payable whereby the company and lender settled for an amount less than what had been accrued.

Other Expenses. Other expenses for the three months ended March 31, 2012 and 2011 were made up of interest expense of $436,883 and $356,114, respectively.

Net Loss. Our net loss for the period increased 43%. For the three months ended March 31, 2012 and March 31, 2011, our net loss was $935,033 and $654,574, respectively.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $655,985 for the three months ended March 31, 2012. Cash was used primarily to support operating losses. Net cash flow used in operating activities was $145,682 for the three months ended March 31, 2011.

Net cash used in investing activities was $6,087 for the three months ended March 31, 2012 and $1,413 for the three months ended March 31, 2011. In both periods, cash was used in investing activities for equipment purchases.

Net cash provided by financing activities was $662,072 for the three months ended March 31, 2012 and $147,095 for the three months ended March 31, 2011. Receipts of cash flow from financing activities during the three months ended March 31, 2012 and 2011 primarily consisted of borrowings from and payments to related and non related party lenders.

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

At March 31, 2012 we had cash on hand of zero. We will need significant additional financing to fund our operations over the next 12 months. The Company has sustained substantial operating losses since inception, and had a stockholders’ deficit (defined as total assets minus total liabilities) of $12,013,513 and $11,165,636 at March 31, 2012 and December 31, 2011, respectively. There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Loan and Line of Credit

Innolog Holdings Corporation and Innovative Logistics Techniques, Inc. entered into an agreement with seven individuals, some of which are directors of the Company, to borrow up to $2,000,000 under a loan due on demand. The loan is secured by the assets of both borrowers. Repayment of the loan is at the lenders’ demand. In order to make the loan, the lenders borrowed $1,499,384 from Eagle Bank. The promissory note to Eagle Bank matures on July 15, 2012. Innolog Holdings Corporation entered into a $500,000 line of credit with Eagle Bank due on July 15, 2012. The line of credit is guaranteed by seven individuals, some of which are directors of the Company. The line of credit bears interest at the prime rate plus 1%. At March 31, 2012, the interest rate was 5.25%. At March 31, 2012, both the loan and the line of credit were outstanding in the amounts of $1,499,384 and $497,570, respectively.

Loans From Related Parties

During the three months ended March 31, 2012, we received loans totaling $850,031 from related parties and paid back loans totaling $75,000. As of the three months ended March 31, 2012 the outstanding balance was $1,776,448. Of these loans $776,448 were in default as of March 31, 2012.

Loans From Unrelated Parties

During the three months ended March 31, 2012, we received loans totaling $200,000 from unrelated parties and paid back loans totaling $301,500. As of the three months ended March 31, 2012 the outstanding balance was $795,500. All of these loans were in default as of March 31, 2012.

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

The following table summarizes our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$497,570	$497,570	$-	$-	$-
Other Indebtedness	4,071,301	4,071,301	-	-	-
Operating Leases	894,000	219,000	554,000	121,000
Totals:	$5,462,871	$4,787,871	$554,000	$121,000	$-

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

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision of and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of March 31, 2012, our disclosure controls and procedures were not effective due to the following material weaknesses. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses in our disclosure controls and procedures:

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

Remediation of Material Weaknesses

In April 2011, we retained the services of an outside accounting firm with experience in financial reporting to assist us with the Company’s accounting and the process of implementing internal controls to remediate these material weaknesses. Written documentation of the internal controls of financial reporting will be prepared after our material weaknesses have been eliminated and our disclosure controls and procedures are effective. As of March 31, 2012 written documentation of the internal controls of financial reporting has been prepared.

•	We anticipate that our internal controls will be implemented, tested, deficiencies remediated and documented by the end of 2012.

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

In April 2011, we retained the services of an outside accounting firm with financial reporting expertise to oversee and prepare the Company’s financial reporting. The changes to be made by these individuals to our internal control over financial reporting included the following:

•	Timely filing of reporting information.
•	Review of financial reporting information by personnel with sufficient experience.
•	.Proper application of generally accepted accounting principles.

In November 2011, the company implemented written controls and procedures for accounting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings.

There has been no change to the legal proceedings discussed in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on April 16, 2012.

Item 1A: Risk Factors.

As a smaller reporting company we are not required to provide this information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3: Defaults Upon Senior Securities.

None

Item 4: Mine Safety Disclosures.

Not applicable.

Item 5: Other Information.

Not applicable.

Item 6: Exhibits.

The Exhibit Table below lists those documents that we are required to file with this report.

Number	Description

2.1	Amended and Restated Merger Agreement by and among the Company and Innolog Holdings Corporation as amended dated August 11, 2010(2)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment of the Articles of Incorporation (2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

3.5	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corporation filed August 18, 2010 with the Secretary of State of Nevada (3)

10.1	Promissory Note dated February 7, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.2	Promissory Note dated February 13, 2012 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Erich Winkler. *

10.3	Promissory Note dated February 22, 2012 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Erich Winkler. *

10.4	Promissory Note dated February 28, 2012 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC. *

10.5	Promissory Note dated March 2, 2012 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC. *

10.6	Promissory Note dated March 14, 2012 in the principal amount of $300,000 issued by Innolog Holdings Corporation in favor of Glen Hill Investments, LLC. *

10.7	Promissory Note dated March 21, 2012 in the principal amount of $200,000 issued by Innolog Holdings Corporation in favor of Glen Hill Investments, LLC. *

10.8	Promissory Note dated March 29, 2012 in the principal amount of $300,000 issued by Innolog Holdings Corporation in favor of Glen Hill Investments, LLC. *

21.0	Subsidiaries of Innolog Holdings Corporation (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 906 Certification*

* Filed herewith.

(1)	Filed on February 12, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on August 13, 2010 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on October 15, 2010 as an exhibit to the Company’s Amendment No. 3 to Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on January 12, 2011 as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOLOG HOLDINGS CORPORATION

Dated: May 18, 2012	By:	/s/ William P. Danielczyk

		Name:	William P. Danielczyk
		Title:	Executive Chairman of the Board
Principal Executive Officer

Dated: May 18, 2012	By:	/s/Eric Wagner
		Name:	Eric Wagner
		Title:	Chief Financial Officer

