Form 10-Q
period 2012-06-30
Innolog Holdings Corp.
filed 2012-08-14
CIK 1389115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 or

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

15,129,973 shares of common stock, $0.001 par value, outstanding on August 10, 2012.

INNOLOG HOLDINGS CORPORATION

REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Accounts receivable, net	$470,082	$418,617
Prepaid expenses and other current assets	31,516	11,062
Total current assets	501,598	429,679

Property and equipment, net	21,920	20,343
Other assets	65,247	64,965
Total Assets	$588,765	$514,987

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Cash overdraft	$113,499	$97,100
Line of credit, bank	497,570	497,570
Accounts payable	2,535,542	2,525,149
Accrued salaries and benefits	3,302,675	3,128,947
Accrued interest	745,355	769,163
Other accrued liabilities	1,581,412	1,240,398
Deferred rent	24,495	24,495
Notes payable, others	618,500	897,000
Notes payable, affiliates- current	2,421,080	2,500,801
Total current liabilities	11,840,128	11,680,623

Long Term Liabilities
Notes Payable, affiliates-long term, net of debt discount of $1,669,999 as of June 30, 2012	80,001	-
Total Long Term Liabilities	80,001	-
COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
Common stock, $0.001 par value, 200,000,000 shares authorized;
15,129,973 shares issued and outstanding at June 30, 2012 and December 31, 2011	15,130	15,130
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
Series A Convertible: 38,000,000 shares designated; 36,894,758 shares issued and outstanding at June 30, 2012 and December 31, 2011	36,895	36,895
Series B Convertible: 7,800,000 shares designated; 0 shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-

Additional paid in capital	3,051,446	1,050,713
Accumulated deficit	(14,434,835)	(12,268,374)
Total Stockholders' Deficiency	(11,331,364)	(11,165,636)

Total Liabilities and Stockholders' Deficiency	$588,765	$514,987

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	months	months	months	months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2012	2011	2012	2011

Revenues	$1,326,599	$1,288,794	2,514,402	2,592,500

Operating expenses
Direct costs	804,410	574,047	1,472,972	1,207,698
Operating expenses	940,396	1,434,919	2,000,247	2,376,434
Bad debt expense, affiliate	-	-	-	27,000
Total operating expenses	1,744,806	2,008,966	3,473,219	3,611,132

Loss from operations	(418,207)	(720,172)	(958,817)	(1,018,632)

Other Income (Expenses)
Legal Settlement	-	586,510	-	586,510
Amortization of debt discount	(38,581)	-	(38,581)	-
Gain on legal settlement	-	-	42,460	-
Interest expense	(774,640)	(298,138)	(1,211,523)	(654,252)
Total other income (expenses)	(813,221)	288,372	(1,207,644)	(67,742)

Loss before income tax provision	(1,231,428)	(431,800)	(2,166,461)	(1,086,374)

Income tax provision	-	-	-	-

Net Loss	$(1,231,428)	$(431,800)	(2,166,461)	(1,086,374)

Loss per share - basic and diluted	$(0.08)	(0.03)	(0.14)	(0.08)

Weighted average number of shares	15,129,973	14,129,973	15,129,973	14,038,813

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,166,461)	$(1,086,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,510	1,319
Stock based compensation	292,152	69,700
Amortization of debt discount	38,581
Gain on legal settlement	(42,460)	-
Accrued loss on contracts	-	(47,782)
Amortization of debt issuance costs	-	64,700
Changes in assets and liabilities:
Accounts receivable	(51,465)	106,319
Prepaid expenses and other assets	(20,736)	(38,383)
Deferred Rent	-	(6,500)
Accounts payable and accrued expenses	543,788	614,357

Net cash used in operating activities	(1,402,091)	(322,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchased	(6,087)	(2,373)

Net cash used in investing activities	(6,087)	(2,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	16,399	10,922
Borrowings on note payable,others	200,000	562,500
Repayments on note payable,others	(478,500)	(499,405)
Borrowings on note payable, affiliate/related party	1,800,029	286,000
Repayments on note payable, affiliate/related party	(129,750)	(35,000)

Net cash provided by financing activities	1,408,178	325,017

NET CHANGE IN CASH	-	-

CASH - BEGINNING OF PERIOD	-	-

CASH - END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,244,055	$522,114

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2011, the Company assumed two notes payable from Galen totaling $359,045. Of this amount, $279,636 was recorded as a dividend to Galen.

During the six months ended June 30, 2012, the Company recorded $1,708,581 of beneficial conversion feature that is related to convertible notes.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

On October 15, 2009, uKarma Corporation (“uKarma”), a publicly traded Nevada corporation, and Galen entered into an agreement to merge (the "Merger Agreement") in a reverse merger transaction. In June 2010, the rights to merge were assigned directly to Holdings. The merger transaction was closed on August 11, 2010, and the Holdings stockholders became the controlling stockholders of uKarma and the business of Holdings continued. Under this transaction, Innolog Holdings Corporation's name was changed to Innolog Group Corporation and became a wholly owned subsidiary of uKarma Corporation. uKarma Corporation's name was changed to Innolog Holdings Corporation.

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six months period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2011 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation

Note 2: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception, the Company has reported a net loss of $2,166,461 for the six months ended June 30, 2012 and $1,086,374 for the six months ended June 30, 2011. As of June 30, 2012 the Company has reported an accumulated deficit of $14,434,835, had a stockholders’ deficiency (defined as total assets minus total liabilities) of $11,331,364 and a working capital deficit (current liabilities minus current assets) of $11,338,530. There are delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $35,590 at June 30, 2012 and December 31, 2011.

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. There was no impairment loss recorded for the period ended June 30, 2012.

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At June 30, 2012, the Company has no unrecognized tax benefits.

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

The Company applies the provisions of FASB ASC 740, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At June 30, 2012, the Company has no unrecognized tax benefits.

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

The computation of basic and diluted loss per share for the six months ended June 30, 2012 and June 30, 2011 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company's consolidated financial statements.

Note 4: Major Customers

Revenues from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total revenues for the six months ended June 30, 2012 and 2011.

Note 5: Accounts Receivable

Accounts receivable consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Billed receivables	$505,672	$454,207
Reserve for bad debts	(35,590)	(35,590)
Total	$470,082	$418,617

Contract receivables from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total contract receivables at June 30, 2012 and December 31, 2011.

Note 6: Accounts Payable and Accrued Liability

Accounts payable and accrued expenses at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011

Accounts payable	$2,535,542	$2,525,149
Accrued liabilities	1,581,412	1,240,398
Accrued interest- other	434,303	532,211
Accrued interest-related party	311,052	236,952
Accrued salaries and benefits	3,302,675	3,128,947

	$8,164,984	$7,663,657

Note 7: Line of Credit

On June 14, 2011, Holdings renewed a credit agreement with Eagle Bank under which it may borrow up to $500,000. Borrowings under the agreement are guaranteed by seven individuals, who are directly or indirectly related to Holdings. The borrowings are due on July 15, 2012, if not demanded earlier. Interest is payable monthly at the bank’s prime rate (as defined) plus 1%. At June 30, 2012, the interest rate was 5.25%. The outstanding balance as of June 30, 2012 and December 31, 2011 is $497,570. The Company is currently under negotiations to refinance the loans with another bank under more favorable terms.

Note 8: Notes Payable, Other

At June 30, 2012 and December 31, 2011, notes payable, others consisted of the following:

	June 30, 2012	December 31, 2011

FARZIN FERDOWSI	$13,500	$237,500
ISABELLA CHESTER	25,000	25,000
JAMES WARRING	100,000	100,000
JOHN MOSSISON	20,000	20,000
ROBERT HACKER	65,500	65,500
THOMAS JACKSON	19,500	19,500
ATLAS ADVISORS, LLC	100,000	-
YG FUNDING	50,000	200,000
YG, BRIARWOOD, BONDI	225,000	225,000
BDR Avanti	-	4,500

Total Notes Payable- others-Current	$618,500	$897,000

As of June 30, 2012 and December 31, 2011, there were $618,500 and $897,000 of the notes outstanding, respectively, issued to individuals, trusts, and corporations not related to the Company. For new notes during 2011, the lenders were granted warrants to purchase 4,077,500 shares of Innolog common stock at a strike price ranging from $0.01 per share to $0.50 per share and to be issued 300,000 shares of Series A preferred stock. The value of these warrants and preferred stock was $40,994. The entire amount was charged to expense during the twelve months ended December 31, 2011. In addition, for one of the notes in the amount of $100,000, the lender received 452,000 shares of Series A Convertible Preferred Stock and for other notes totaling $150,000 the lender received 500,000 registered shares of common stock from the former sole stockholder of the Company, Galen. In exchange, the Company issued 1,000,000 unregistered shares of its common stock to Galen. The value of these shares was $64,700 on the date of the loan. The entire amount was charged to expense during the twelve months ended December 31, 2011. During the six months ended June 30, 2012 the lenders were granted warrants to purchase 4,247,000 shares of Innolog common stock at a strike price $0.01 per share and to be issued 625,000 shares of common stock. The value of these warrants and common stock was $281,836. The entire amount was charged to expense during the six months ended June 30, 2012.

Of these loans, $618,500 and $272,000 have matured as of June 30, 2012 and December 31, 2011, respectively and are in default. Additional interest and late fees are due upon default as defined in each note. Total interest and fees incurred on these notes amounted to $358,804 and $338,528 for the six months ended June 30, 2012 and 2011, respectively. Total interest and fees accrued on these notes amounted to $434,303 and $532,211 as of June 30, 2012 and December 31, 2011, respectively.

On August 11, 2010 Farzin Ferdowsi loaned the Company $75,000 with a maturity date of October 11, 2010. The loan is unsecured and carried a flat interest rate of $22,500. As of June 30, 2012 and December 31, 2011 the outstanding balance is $13,500 and $37,500 with accrued interest of $34,849 and $32,295, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On December 12, 2011 Farzin Ferdowsi loaned the Company $200,000 with a maturity date of January 12, 2012. The loan is secured by accounts receivable, guaranteed by Ian Reynolds, a director, and carried a flat interest rate of $25,000. As of June 30, 2012 and December 31, 2011 the outstanding balance is $0 and $200,000 with accrued interest of $37,996 and $25,000, respectively. The principal of the loan has been paid.

On August 30, 2010 Isabella Chester loaned the Company $25,000 with a maturity date of December 6, 2010. The loan is unsecured and carried a flat interest rate of $5,000. As of June 30, 2012 and December 31, 2011 the outstanding balance is $25,000 with accrued interest of $55,766 and $40,766, respectively. The loan is in default and carries a default interest rate of 10% per month.

On July 13, 2010 James Warring loaned the Company $100,000 with a maturity date of January 13, 2011. The loan is unsecured and carried a flat interest rate of $30,000. As of June 30, 2012 and December 31, 2011 the outstanding balance is $100,000 with accrued interest of $52,274 and $44,795, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On July 20, 2010 Robert Hacker loaned the Company $65,500 with a maturity date of January 20, 2011. The loan is unsecured and carried a flat interest rate of $19,650. As of June 30, 2012 and December 31, 2011 the outstanding balance is $65,500 with accrued interest of $34,240 and $29,341, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On July 20, 2010 Thomas Jackson loaned the Company $34,500 with a maturity date of January 20, 2011. The loan is unsecured and carried a flat interest rate of $10,350. As of June 30, 2012 and December 31, 2011 the outstanding balance is $19,500 with accrued interest of $16,018 and $14,560, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On July 21, 2010 John Morrison loaned the Company $25,000 with a maturity date of January 21, 2011. The loan is unsecured and carried a flat interest rate of $7,500. As of June 30, 2012 and December 31, 2011 the outstanding balance is $20,000 with accrued interest of $25,302 and $23,806, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On July 29, 2010 BDR Avanti loaned the Company $20,000 with a maturity date of August 27, 2011. The loan is secured with accounts receivable and carried a flat interest rate of $2,000. As of June 30, 2012 and December 31, 2011 the outstanding balance is $0 and $4,500 with accrued interest of $0 and $10,802, respectively. The loan is paid in full.

On August 1, 2010 YG Funding loaned the Company $200,000 with a maturity date of September 14, 2011. The loan is secured by accounts receivable and carried a flat interest rate of $20,000. As of June 30, 2012 and December 31, 2011 the outstanding balance is $50,000 and $200,000 with accrued interest of $38,304 and $13,346, respectively. The loan is in default and carries a late fee of 10% per month and a default interest rate of 28% per annum.

On August 8, 2011 YG Funding, Briarwood Capital, and Gary Bondi loaned the Company $225,000 with a maturity date of November 8, 2011. The loans are secured and carried a flat interest rate of $50,000. As of June 30, 2012 and December 31, 2011 the outstanding balance is $225,000 with accrued interest of $125,745 and $42,100, respectively. The loans are in default and carries a late fee of 10% per month and a default interest rate of 28% per annum. The loans are guaranteed by Ian Reynolds, a director

On March 22, 2011 Atlas Advisors LLC entered into a line of credit in the amount of up to $200,000 with the Company with a maturity date of October 21, 2011. The loan was secured by accounts receivable and carried a flat interest rate of 10% on each draw. As of March 31, 2012 and December 31, 2011 the outstanding principal balance was $0. On March 9, 2012 the Company entered into a settlement agreement with Atlas, which reduced the remaining accrued interest and fees of $120,000 to $56,250 payable in 3 installments of $18,750 on March 15, 2012, April 15, 2012, and May 15, 2012 plus 500,000 warrants at a exercise price of $0.01 and expires on March 15, 2017. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $21,290 at the time of issue (note 13), the balance of $42,460 was accounted as gain on legal settlement for six month ended June 30, 2012. As of June 30, 2012 all obligations had been paid in full.

On February 7, 2012 Kay M. Gumbinner Trust loaned the Company $100,000 with a maturity date of February 22, 2012. The loan was secured by accounts receivable and carried a flat interest rate of $8,000. As of March 31, 2012 the principal and accrued interest is paid in full.

On February 28, 2012 Atlas Advisors LLC loaned the Company $50,000 with a maturity date of March 31, 2012 . The loan was secured and carried a flat interest rate of $5,000. As of June 30, 2012 the outstanding balance is $50,000 with accrued interest of $4,152. The loan is guaranteed by Ian Reynolds, a director. The loan is in default and a default interest rate of 18% per annum.

On March 2, 2012 Atlas Advisors LLC loaned the Company $50,000 with a maturity date of April 3, 2012 . The loan was secured and carried a flat interest rate of $5,000. As of June 30, 2012 the outstanding balance is $50,000 with accrued interest of $4,152. The loan is guaranteed by Ian Reynolds, a director. The loan is in default and a default interest rate of 18% per annum.

Note 9: Related Party Transactions

Notes Payable, affiliates:

At June 30, 2012 and December 31, 2011, notes payable, affiliates consisted of the following:

	June 30, 2012	December 31, 2011

IAN REYNOLDS	$69,850	$87,100
HARRY JACOBSON	190,000	190,000
ERIC WINKLER	362,500	375,000
GALEN CAPITAL GROUP LLC	70,000	70,000
JACQUE BARLOW	-	25,000
BRUCE RIDDLE	-	25,000
VERLE HAMMOND	229,349	229,317
WD, MB, BR, MK, SM, HJ, IR	1,499,381	1,499,384

Total notes payable- Affiliates	$2,421,080	$2,500,801

As of June 30, 2012 and December 31, 2011, $2,421,080 and $2,500,801 were outstanding, respectively, on the notes payable to related parties. In 2011, these parties were granted warrants to purchase 5,655,000 shares of Innolog common stock. The strike price to purchase the common stock ranges from $0.01 to $0.50 per share with a 5 year expiration date. The fair value of these warrants amounted to $46,180 and was amortized to interest expense during the twelve months ended December 31, 2011. Of these notes, $771,699 and $451,417 were in default as of June 30, 2012 and December 31, 2011, respectively. Total interest and fees incurred on these notes amounted to $176,328 and $101,972 during the six months ended June 30, 2012 and 2011. Total interest and fees accrued on these notes amounted $299,258 and $236,952 as of June 30, 2012 and December 31, 2011, respectively.

On August 4, 2011, Ian Reynolds, a director, entered into a $200,000 unsecured line of credit with the Company. Each advance under the line of credit had a due date of 30 days. Interest was a 10% flat rate of the principal of each advance. The line of credit matured as of December 31, 2011. As of June 30, 2012 and December 31, 2011 the outstanding principal was $69,850 and $87,100. Accrued interest and fees totaled $44,162 at June 30, 2012 and $54,996 at December 31, 2011. The default rate of interest is 15% per annum.

On February 10, 2011, Harry R. Jacobson, a holder of more than 5% of our common stock, loaned the Company a total of $150,000. At least 50% of the loan must be repaid by October 31, 2011 with a final maturity of October 31, 2012. As of June 30, 2012 and December 31, 2011, $150,000 remained outstanding. The unsecured note carried a flat interest rate of $15,000. As of June 30, 2012 and December 31, 2011the accrued interest is $15,000.

On March 21, 2011, Harry R. Jacobson, a holder of more than 5% of our common stock, renewed a loan to the Company totaling $50,000. The unsecured note carried a flat interest rate of $10,000 and was to be paid back in monthly installments of $10,000 beginning April 21, 2011 with final payment due on September 21, 2011. The outstanding balance of the loan as of June 30, 2012 and December 31, 2011 was $40,000. As of June 30, 2012 and December 31, 2011the accrued interest is $14,623. The loan has matured and is in default but per the note no late fees or default interest is due.

On March 21, 2011, the Company assumed an unsecured loan from Erich Winkler, a director, in the amount of $325,000. The interest rate on the loan was a flat fee of $32,500 and the loan matured on March 21, 2012. As of June 30, 2012 and December 31, 2011 the outstanding balance was $325,000 with accrued interest of $46,187 and $32,500, respectively. The loan has matured and is in default and carries default rate of interest of 18% per annum.

On October 19, 2011, December 7, 2011 and December 21, 2011, Erich Winkler, a director, loaned the Company additional funds totaling $75,000. As of December 31, 2011, $25,000 in principal amount of these notes have been repaid leaving a remaining balance due of $50,000 and interest in the amount of $5,000 has accrued. As of June 30, 2012 these loans have been repaid in full.

On February 13, 2012 and February 22, 2012, Erich Winkler, a director, loaned the Company additional funds totaling $50,000. As of June 30, 2012, the outstanding balance is $37,500 and interest in the amount of $1,764 has accrued. These loans matures on April 29, 2012 and April 7, 2012, respectively and are now in default and carries an default interest rate of 18% per annum.

On June 21, 2011, Galen Capital, a holder of more than 5% of our common stock, loaned the Company a total of $70,000. As consideration for these loans, a fee of $7,000 was expensed. As of June 30, 2012 this unsecured loan has a outstanding balance of $70,000 and has matured and the Company is in default. The loan is accruing interest at 28% per annum and a late fee of 10% of the outstanding balance each month. Total accrued interest and fees amount to $102,472 and $50,699 at June 30, 2012 and December 31, 2011, respectively.

On August 9, 2011 and September 23, 2011, Jacque Barlow, an employee of the Company, loaned the Company a total of $50,000. As of June 30, 2012, all principal and interest has been paid in full.

On October 18, 2011 and December 21, 2011, Bruce Riddle, a director, loaned the Company a total of $50,000. As of June 30, 2012 and December 31, 2011, $0 and $25,000 in principal amount of these notes is outstanding. Interest in the amount of $8,314 and $5,000 has accrued at June 30, 2012 and December 31, 2011, respectively. The principal amount of the loan has been paid in full.

Since early 2009 Verle Hammond, a former director and former officer, loaned the Company funds at various dates. As of June 30, 2012 and December 31, 2011, the outstanding balance was $229,349. Interest in the amount of $58,984 and $41,835 has accrued as of June 30, 2012 and December 31, 2011, respectively. The loans have matured and are in default. The default rate of interest is 15% per annum.

Holdings and Innovative (the “Borrowers”) have entered into an agreement (the “Loan Agreement”) with seven individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of June 30, 2012 and December 31, 2011 amounted to $1,499,384, collateralized by substantially all assets of the Borrowers and guaranteed by Galen. Repayment of the loan is due at the Lenders’ demand. In order to make the loan to the Borrowers, the Lenders borrowed $1,499,384 from Eagle Bank. The promissory note to Eagle Bank has a maturity date of July 15, 2012 if not demanded earlier and interest was payable monthly at the bank’s prime rate (as defined) plus 1%. Interest is directly paid by the Company to the bank on a monthly basis. At June 30, 2012, the interest rate was 5.25%. The Company is currently under negotiations to refinance the loans with another bank under more favorable terms.

Convertible Notes Payable Long Term, affiliates:

At June 30, 2012 and December 31, 2011, notes payable long term, affiliates consisted of the following:

	June 30, 2012	December 31, 2011
Glenn Hill Investments, LLC	$1,750,000	$-

Total notes payable long term- affiliates	$1,750,000	$-

On March 31, 2012, March 21, 2012, March 29, 2012, April 2, 2012, April 10, 2012, April 12, 2012, and April 16, 2012 Glen Hill Investments, LLC an affiliate of a holder of more than 5% of our common stock, loaned the Company $300,000, $200,000, $300,000, $300,000, $100,000, $100,000, and $400,000 respectively. The unsecured loans had a maturity date of May 31, 2012 and carry a 6% per annum interest rate.

On May 21, 2012 the Company entered into a Convertible Notes Purchase Agreement for up to $6,000,000 collateralized by substantially all assets of the Borrowers (“Holdings and Innovative”) with a maturity date of May 31, 2017 and a 6% per annum rate of interest. The interest accrues and is payable at maturity.  The convertible promissory notes plus accrued interest under the Note Purchase Agreement are convertible into a Series B Convertible Preferred Stock on a dollar for dollar basis. The Series B has a liquidation preference and is convertible into common shares at a conversion price of $0.076 per share..  The investors have a first lien position on the assets of the Company on a pari passu basis with the holders of other affiliated debt.   Glen Hill Investments, LLC rolled its short term loans above into this agreement. In addition, the Glen Hill Investments, LLC note is secured by a substantial portion of the directors of the Company stock holdings. Glen Hill Investments, LLC received 8,750,000 warrants for the purchase of the Company common stock at an exercise price of $.069 per share with an expiration date of May 31, 2017.

In accordance with Accounting Standards Codification 470-20-65, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company recognized a debt discount of $1,360,869 which was equal to the intrinsic value of the imbedded beneficial conversion feature.  The Company also recorded a net of a deferred debt discount of $347,711 based on the relative fair value of the warrants under the Black-Scholes pricing model based on the following assumptions: (1) risk free interest rate of 0.72%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company common stock of 74.85%; and (4) an expected life of the warrants of 5 years. Total debt discount of $1,708,581 is attributed to the beneficial conversion feature were recognized to additional paid in capital and a discount against the Note. The debt discount is being amortized over the Notes maturity period (five years) as interest expense. During the six months ended June 30, 2012, the Company recorded amortization of the debt discount relating to these notes of $38,581.

Consulting Agreement:

In 2011, the Company entered into a verbal agreement with a greater than 5% shareholder for advisory services. On July 11, 2011 the shareholder was granted warrants for 10,000,000 common shares at a strike price of $0.06 per share with an expiration date of five years. The fair value of $18,700 on this warrants were charged to expenses during the year 2011.

Legal Fees:

During the six months ended June 30, 2012 and June 30, 2011, the Company incurred legal fees in the amount of $40,640 and $150,000 respectively on behalf of its executive officer in defense of an investigation by a governmental agency.

Note 10: Commitments and Contingencies

Leases:

The Company leases office space in Washington, D.C. and Fairfax, Virginia under operating leases expiring at various dates through 2016. The premises leases contain scheduled rent increases and require payment of property taxes, insurance and certain maintenance costs. The minimum future commitments under lease agreements existing as of June 30, 2012 are approximately as follows:

Year ending December 31,
2012	$151,000
2013	203,000
2014	174,000
2015	178,000
2016	121,000
$827,000

Total rent expense amounted to $150,203 and $150,647 for the six months ended June 30, 2012 and 2011, respectively.

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

Late Deposit of Payroll Taxes and Employee Income Tax Withholdings:

At June 30, 2012, the Company is delinquent with filing and remitting payroll taxes of approximately $3,890,093 including estimated penalties and interest related to payroll taxes withheld since December 31, 2009. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability As of June 30, 2012 and December 31, 2011, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $3,890,093 and $3,694,635, respectively. The Company is currently in discussions with the taxing authorities to develop a payment plan. On April 25, 2011 the taxing authorities filed a notice of federal tax lien in the amount of $614,990 in Fairfax, VA.

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

Delinquent payables

The Company has been delinquent in numerous payables to different parties of which some filed lawsuits against the Company. All necessary accruals have been made as of June 30, 2012 and December 31, 2011 and are included in accounts payable and other accrued liabilities.

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

At June 30, 2012, the Company had net operating loss carry forwards of approximately $9 million for federal and Virginia state tax purposes expiring through 2031.

The Company has filed extensions for its 2011 federal and state income tax returns.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of June 30, 2012, the Company has no accrued interest and penalties related to uncertain tax positions.

Note 12: Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There were no employer contributions for the six months ended June 30, 2012 and 2011.

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

As of June 30, 2012 and December 31, 2011, 15,129,973 shares, of the Company common stock were issued and outstanding.

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

As of June 30, 2012 and December 31, 2011, there were 36,894,758 shares, of Series A Convertible Preferred Stock outstanding and no dividends have been accrued.

The Company has designated 7,800,000 shares of the preferred stock as Series B Convertible Preferred Stock (“Series B Stock”). The holders of Series B Stock have voting rights with a two times the original issue price plus any declared or accrued but unpaid dividends liquidation preference to the Company’s Series A Convertible Preferred and Common Stock. Each share of Series B Stock may convert to common stock at any time at the conversion rate. The conversion rate is defined 120% of the average market closing price of the Common Stock as determined for the 30-day period ending two business days prior to the applicable closing under the May 21, 2012 Note Purchase Agreement. Series B Stock converts automatically upon the occurrence of a listing of the common stock on the NASDAQ or American Stock Exchange. Holders of the Series B Stock are entitled to accrue dividends based at a 6% rate per annum.

As of June 30, 2012 and December 31, 2011, there were no shares, of Series B Convertible Preferred Stock issued and outstanding and no dividends have been accrued.

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

For the three months ended June 30, 2012, the Company granted 12,296,667 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital, renewals of loans, services, and settlement of debt due. The warrants have an exercise price of $0.01 to $0.069 per share and a life of five years. All warrants were fully vested on the date of the grant. Out of total warrant issued, 2,700,000 warrants that were issued are related to Note holders, the fair value of $178,470 was determined through Black Scholes analysis which was charged as an expense, 846,667 warrants that were issued are related to service providers, the fair value of $26,525 was determined through Black Scholes analysis and was charged as an expense and 8,750,000 warrants were issued in conjunction with Convertible Note Payable (Note 9).

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	74.85%
Average risk free interest rate	0.72%
Expected life (in years)	5.0

A summary of the Company’s warrant activity and related information is as follows:

Warrant Summary	Warrants	Weighted Average Exercise Price

Outstanding, January 1, 2011	43,077,129	$0.513
Granted	20,165,000	0.064
Exercised	-	-
Forfeited/Expired	(130,565)	(11.12)
Outstanding, December 31, 2011	63,111,564	0.347

Granted	14,343,667	0.05
Exercised	-	-
Forfeited/Expired	(4,513)	(3.89)
Outstanding, June 30, 2012	77,450,718	$0.29

At June 30, 2012, there were 77,450,718 warrants outstanding and exercisable. These warrants had a weighted average exercise price of $0.29 and a weighted average remaining life of 43.1 months. The intrinsic value is not greater than the grant price.

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

A summary of the status of stock options issued by the Company as of June 30, 2012 is presented in the following table.

		Weighted Average
	Number of Options	Exercise Price
Outstanding at January 1, 2011	13,451,980	$0.503
Granted
Exercised/Expired/Cancelled	(22,480)	(2.22)

Outstanding at December 31, 2011	13,429,500	0.50
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at June 30, 2012	13,429,500	$0.50

Exercisable at June 30, 2012	13,216,061	$0.50

These stock options have a weighted average remaining life of 37.8 months. The intrinsic value is not greater than the grant price.

2012 Consultant Stock Plan

The 2012 Consultant Stock Plan (the “Plan”), under which consultants and other service providers may be granted shares of the Company’s Common Stock. The Company has reserved up to 5,000,000 shares under this plan. The plan will expire in 10 years. The stock under this plan has been registered under a S-8. As of the six months ended June 30, 2012, the Company has granted 869,565 shares valued at $60,000 for services rendered in prior period. The shares, which are not issued yet, are in exchange for previously incurred debt.

Note 14: Subsequent Events

On July 6, 2012, the Company borrowed $50,000 from an unrelated party. The loan carried a flat fee of $4,000 and a maturity date of July 31, 2012. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan.

On July 25, 2012, the Company entered into an equity line of credit with Dutchess Opportunity Fund II, LP for up to $5,000,000 over a three year term. Under this arrangement the Company may obtain working capital from Dutchess in exchange for common stock. The amount of the put is determined by 200% of the average daily volume for the 3 days prior to the put date and the purchase price is determined 95% of the volume weighted average price during the 5 trading days after the put date.

On July 23, 2012, the Company borrowed $55,000 from an unrelated party. The loan carried a flat fee of $4,500 and a maturity date of August 22, 2012. In addition, warrants of 110,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan.

On August 6, 2012, the Company borrowed $75,000 from an unrelated party. The loan carried a flat fee of $6,500 and a maturity date of August 31, 2012. In addition, warrants of 150,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan.

On August 7, 2012, the Company borrowed $100,000 from an unrelated party. The loan carried a flat fee of $10,000 and a maturity date of August 22, 2012. A director also guaranteed this loan.

Item 2: Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the results of operations and financial condition of Innolog Holdings Corporation and its wholly owned subsidiary, for the six months ended June 30, 2012 and 2011 should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included in the Current Report on Form 10-K that we filed with the Securities and Exchange Commission on April 16, 2012. References to “the Company,” “we,” “our,” or “us” in this discussion refer to Innolog Holdings Corporation and its subsidiary.

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $35,590 at June 30, 2012 and December 31, 2011, respectively.

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. There was no impairment loss recorded for the period ended June 30, 2012.

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At June 30, 2012, the Company has no unrecognized tax benefits.

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

The Company applies the provisions of FASB ASC 740, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At June 30, 2012, the Company has no unrecognized tax benefits.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated:

	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2012	% of	2011	% of	2012	% of	2011	% of
	(unaudited)	Sales	(unaudited)	Sales	(unaudited)	Sales	(unaudited)	Sales
Contract Revenue	$1,326,599	100.0%	1,288,794	100.0%	2,514,402	100.0%	2,592,500	100.0%

Direct Costs	804,410	60.6	574,047	44.5	1,472,972	58.6	1,207,698	46.6

Other Operating Expenses	940,396	70.9	1,434,919	111.4	2,000,247	79.5	2,376,434	91.7

Bad debt expense, affiliate	-	-	-	-	-	-	27,000	-

Operating Loss	(418,207)	(31.5)	(720,172)	(55.9)	(958,817)	(38.1)	(1,018,632)	(39.3)

Other income	-		586,510	45.5	42,460	1.70	586,510	22.6

Amortization of debt discount	(38,581)	(2.9)	-	-	(38,581)	(1.5)

Interest Expense	(774,640)	(58.4)	(298,138)	(23.1)	(1,211,523)	(48.2)	(654,252)	(25.2)

Income (Loss) Before Income Tax	(1,231,428)	(92.8)	(431,800)	(33.5)	(2,166,461)	(86.2)	(1,086,374)	(41.9)

Income Tax Expense	-	-	-	-	-	-	-	-

Net Income (Loss)	$(1,231,428)	(92.8)%	(431,800)	(33.5)%	(2,166,461)	(86.2)%	(1,086,374)	(41.9)%

Contract Revenues. Revenues for the three months period ended June 30, 2012 increased over the previous year as the Company has started to generate additional revenue from new contracts. Revenue for the six months ended June 30, 2012 was down only slightly from the previous year. The Company’s two major contracts with the Army and Navy remain solid and are growing and the Company has been awarded a contract with the Air Force. It is anticipated this new contract will add additional revenue in 2012.

Direct Costs. Direct costs increased as a percentage of revenue for the three and six months ended June 30, 2012. This was primarily due to the tightening of accounting controls by the Company, resulting in a more accurate allocation of expenses to the appropriate direct cost pools.

Other Operating Expenses. Operating expenses include indirect contract costs and costs not allocable to contracts. For the three and six months ended June 30, 2012 these expenses decreased year over year, due to more efficient allocation of expenses to our contracts, despite opening our Dayton office earlier in 2012.

Operating Loss. The Company decreased its operating loss by 42% in the three months ended June 30, 2012 from the previous year. The operating loss for the six months ended June 30, 2012 decreased by 5.9% over the previous year. This was due to a decrease in indirect contract costs as discussed above.

Other Income. The other income for the six months ended June 30, 2012 is a gain on legal settlement relating to a settlement agreement with an unrelated note payable whereby the company and lender settled for an amount less than what had been accrued. The other income for the six months ended June 30, 2011 relates to a legal settlement involving the settlement of an office lease obligation.

Net Loss. Our net loss for the period increased. For the six months ended June 30, 2012 and 2011, our net loss was $2,166,461 and $1,086,374, respectively. This was due to an increase in interest expense and a decrease in other income.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $1,402,091 for the six months ended June 30, 2012. Cash was used primarily to support operating losses. Net cash flow used in operating activities was $322,644 for the six months ended June 30, 2011.

Net cash used in investing activities was $6,087 for the six months ended June 30, 2012 and $2,373 for the six months ended June 30, 2011. In both periods, cash was used in investing activities for equipment purchases.

Net cash provided by financing activities was $1,408,178 for the six months ended June 30, 2012 and $325,017 for the six months ended June 30, 2011. Receipts of cash flow from financing activities during the six months ended June 30, 2012 and 2011 primarily consisted of borrowings from and payments to related and non related party lenders.

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

At June 30, 2012 we had cash on hand of zero. We will need significant additional financing to fund our operations over the next 12 months. The Company has sustained substantial operating losses since inception, and had a stockholders’ deficit (defined as total assets minus total liabilities) of $11,331,364 and $11,165,636 at June 30, 2012 and December 31, 2011, respectively. There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Loan and Line of Credit

Innolog Holdings Corporation and Innovative Logistics Techniques, Inc. entered into an agreement with seven individuals, some of which are directors of the Company, to borrow up to $2,000,000 under a loan due on demand. The loan is secured by the assets of both borrowers. Repayment of the loan is at the lenders’ demand. In order to make the loan, the lenders borrowed $1,499,384 from Eagle Bank. The promissory note to Eagle Bank matures on July 15, 2012. Innolog Holdings Corporation entered into a $500,000 line of credit with Eagle Bank due on July 15, 2012. The line of credit is guaranteed by seven individuals, some of which are directors of the Company. The line of credit bears interest at the prime rate plus 1%. At June 30, 2012, the interest rate was 5.25%. At June 30, 2012, both the loan and the line of credit were outstanding in the amounts of $1,499,384 and $497,570, respectively. The Company is currently under negotiations to refinance the loans with another bank under more favorable terms.

Loans From Related Parties

During the six months ended June 30, 2012, we received loans totaling $1,800,000 from related parties and paid back loans totaling$129,750. As of the six months ended June 30, 2012 the outstanding balance was $4,171,080. Of these loans $771,699 were in default as of June 30, 2012.

Loans From Unrelated Parties

During the six months ended June 30, 2012, we received loans totaling $200,000 from unrelated parties and paid back loans totaling $478,500. As of the six months ended June 30, 2012 the outstanding balance was $618,500. All of these loans were in default as of June 30, 2012.

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

The following table summarizes our contractual obligations as of June 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than 1
	Total	year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$497,570	497,570	-	$-	$-
Other Indebtedness	4,789,580	3,039,580	-	1,750,000	-
Operating Leases	827,000	151,000	555,000	121,000
Totals:	$6,114,150	3,688,150	555,000	$1,871,000	$-

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

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision of and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of March 31 2012, our disclosure controls and procedures were not effective due to the following material weaknesses. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses in our disclosure controls and procedures:

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

Remediation of Material Weaknesses

In April 2011, we retained the services of an outside accounting firm with experience in financial reporting to assist us with the Company’s accounting and the process of implementing internal controls to remediate these material weaknesses. Written documentation of the internal controls of financial reporting will be prepared after our material weaknesses have been eliminated and our disclosure controls and procedures are effective. As of June 30, 2012 written documentation of the internal controls of financial reporting has been prepared.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3: Defaults Upon Senior Securities.

None

Item 4: Mine Safety Disclosures.

Not applicable.

Item 5: Other Information.

Not applicable.

Item 6: Exhibits.

The Exhibit Table below lists those documents that we are required to file with this report.

Number	Description

2.1	Amended and Restated Merger Agreement by and among the Company and Innolog Holdings Corporation as amended dated August 11, 2010(2)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment of the Articles of Incorporation (2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

3.5	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corporation filed August 18, 2010 with the Secretary of State of Nevada (3)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (5)

10.1	Promissory Note dated April 2, 2012 in the principal amount of $300,000 issued by Innolog Holdings Corporation in favor of Glen Hill Investments, LLC. *

10.2	Promissory Note dated April 10, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Glen Hill Investments, LLC. *

10.3	Promissory Note dated April 12, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Glen Hill Investments, LLC. *

10.4	Promissory Note dated April 16, 2012 in the principal amount of $400,000 issued by Innolog Holdings Corporation in favor of Glen Hill Investments, LLC. *

10.5	Promissory Note dated June 11, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC. *

10.6	Promissory Note dated June 20, 2012 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

21.0	Subsidiaries of Innolog Holdings Corporation (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 906 Certification*

* Filed herewith.

(1)	Filed on February 12, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on August 13, 2010 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on October 15, 2010 as an exhibit to the Company’s Amendment No. 3 to Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on January 12, 2011 as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 and incorporated herein by reference.

(5)	Filed on May 25, 2012 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOLOG HOLDINGS CORPORATION

Dated: August 14, 2012	By:	/s/ William P. Danielczyk

		Name:	William P. Danielczyk
		Title:	Executive Chairman of the Board
Principal Executive Officer

Dated: August 14, 2012	By:	/s/Eric Wagner
		Name:	Eric Wagner
		Title:	Chief Financial Officer

