Form 10-Q
period 2012-09-30
Innolog Holdings Corp.
filed 2012-11-14
CIK 1389115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 or

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

16,299,583 shares of common stock, $0.001 par value, outstanding on November 9, 2012.

INNOLOG HOLDINGS CORPORATION

REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$40,160	$-
Accounts receivable, net	482,811	418,617
Prepaid expenses and other current assets	1,338	11,062
Total current assets	524,309	429,679

Restricted Cash	165,000	-
Property and equipment, net	24,938	20,343
Other assets	111,663	64,965
Total Assets	$825,910	$514,987

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Cash overdraft	$-	$97,100
Line of credit, bank	-	497,570
Accounts payable	2,853,735	2,525,149
Accrued salaries and benefits	3,504,464	3,128,947
Accrued interest	888,286	769,163
Other accrued liabilities	1,774,714	1,240,398
Deferred rent	24,495	24,495
Notes payable, others	718,500	897,000
Notes payable, affiliates	1,008,197	2,500,801
Total current liabilities	10,772,391	11,680,623

Long Term Liabilities
Note Payable, LT Affiliates	2,000,000	-
Convertible Notes Payable, LT Affiliates net of Debt Discount of $1,584,570 as of September 30, 2012	165,430	-
Total Long Term Liabilities	2,165,430	-

COMMITMENTS AND CONTINGENCIES
	-	-
Stockholders' Deficiency
Common stock, $0.001 par value, 200,000,000 shares authorized; 15,999,538 and 15,129,973 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	16,000	15,130
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A Convertible: 38,000,000 shares designated; 37,194,758 and 36,894,758 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	37,195	36,895
Series B Convertible: 7,800,000 shares designated: 0 shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Additional paid in capital	3,274,103	1,050,713
Accumulated deficit	(15,439,209)	(12,268,374)
Total Stockholders' Deficiency	(12,111,911)	(11,165,636)

Total Liabilities and Stockholders' Deficiency	$825,910	$514,987

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months	For the three months	For the nine months	For the nine months
	ended September 30, 2012	ended September 30, 2011	ended September 30, 2012	ended September 30, 2011

Revenues	$1,555,467	$1,139,166	$4,069,869	$3,731,666

Operating expenses
Direct costs	956,093	561,119	2,429,065	1,768,817
Operating expenses	905,670	1,269,695	2,906,063	3,646,129
Bad debt expense, affiliate	-	-	-	27,000
Total operating expenses	1,1861,763	1,830,814	5,335,128	5,441,946

Loss from operations	(306,296)	(691,648)	(1,265,259)	(1,710,280)

Other Income (Expenses)
Amortization of debt discount	(85,429)	-	(124,010)	-
Gain on debt extinguishment	-	-	42,460	-
Legal settlement	-	-	-	586,510
Other income	3	-	149	-
Interest expense	(612,652)	(401,830)	(1,824,175)	(1,056,082)
Total other income (expenses)	(698,078)	(401,830)	(1,905,576)	(469,572)

Loss before income tax provision	(1,004,374)	(1,093,478)	(3,170,835)	(2,179,852)

Income tax provision	-	-	-	-

Net Loss	$(1,004,374)	$(1,093,478)	$(3,170,835)	$(2,179,852)

Loss per share - basic and diluted	$(0.06)	$(0.08)	$(0.20)	$(0.15)

Weighted average number of shares	15,999,538	14,307,629	15,477,817	14,307,629

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,170,835)	$(2,179,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,171	1,435
Stock based compensation	452,981	153,400
Amortization of debt discount	124,010	-
Gain on legal settlement	(42,460)	-
Accrued loss on contracts	-	(47,782)
Changes in operating assets and liabilities:
Accounts receivable	(64,194)	380,790
Prepaid expenses and other assets	(39,024)	(34,445)
Deferred Rent	-	(8,763)
Accounts payable and accrued expenses	1,463,002	1,032,124

Net cash used in operating activities	(1,267,349)	(703,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchased	(11,717)	(1,328)

Net cash used in investing activities	(11,717)	(1,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(97,100)	54,826
Restricted cash	(165,000)	-
Borrowings on note payable, others	1,005,000	1,082,500
Repayments on note payable, others	(1,183,500)	(677,905)
Borrowings on note payable, affiliate/related party	2,890,029	764,000
Repayments on note payable, affiliate/related party	(632,633)	(519,000)
Repayment of LOC	(497,570)	-
Net cash provided by financing activities	1,319,226	704,421

NET CHANGE IN CASH	40,160	-

CASH - BEGINNING OF PERIOD	-	-

CASH - END OF PERIOD	$40,160	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$693,885	$757,625

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(UNAUDITED)

                   SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2012, the Company recorded $1,708,581 of beneficial conversion feature that is related to convertible notes.

During the nine months ended September 30, 2012, the Company issued 869,565 shares of common stock for accrual valued at $60,000.

During the nine months ended September 30, 2012, the Company issued 300,000 Series A Convertible Preferred Stock for accrual valued at $3,000.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2011 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation

Note 2: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception, the Company has reported a net loss of $3,170,835 for the nine months ended September 30, 2012 and $2,179,852 for the nine months ended September 30, 2011. As of September 30, 2012 the Company has reported an accumulated deficit of $15,439,209, had a stockholders’ deficiency (defined as total assets minus total liabilities) of $12,111,911 and a working capital deficit (current liabilities minus current assets) of $10,248,082. There are delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable that could ultimately cause the Company to cease operations.

The Company anticipates it may not have sufficient cash flows to fund its operations over the next twelve months without the completion of additional financing. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report of the Company’s independent registered public accounting firm relating to the December 31, 2011 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

Management believes that actions presently being taken such as continued expense reduction, the implementation of a renewed sales effort and the capital financing efforts of the Company will help to enhance the Company’s operating and financial weaknesses.

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

Reclassifications:

Certain items in prior unaudited condensed consolidated financial statements are reclassified to conform to the current presentation. These reclassifications had no effect on reported net loss.

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $35,590 at September 30, 2012 and December 31, 2011.

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. There was no impairment loss recorded for the period ended September 30, 2012.

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At September 30, 2012, the Company has no unrecognized tax benefits.

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

The Company applies the provisions of FASB ASC 740, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At September 30, 2012, the Company has no unrecognized tax benefits.

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

The computation of basic and diluted loss per share for the nine months ended September 30, 2012 and September 30, 2011 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company's unaudited condensed consolidated financial statements.

Note 4: Major Customers

Revenues from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total revenues for the nine months ended September 30, 2012 and 2011.

Note 5: Accounts Receivable

Accounts receivable consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)	December 31, 2011
Billed receivables	$518,401	$454,207
Reserve for bad debts	(35,590)	(35,590)
Total	$482,811	$418,617

Contract receivables from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total contract receivables at September 30, 2012 and December 31, 2011.

Note 6: Accounts Payable and Accrued Liability

Accounts payable and accrued expenses at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011

Accounts payable	$2,853,735	$2,525,149
Accrued liabilities	1,774,714	1,240,398
Accrued interest- other	492,382	532,211
Accrued interest-related party	395,904	236,952
Accrued salaries and benefits	3,504,464	3,128,947
	$9,021,199	$7,663,657

Note 7: Line of Credit

On June 14, 2011, Holdings renewed a credit agreement with Eagle Bank under which it may borrow up to $500,000. Borrowings under the agreement are guaranteed by seven individuals, who are directly or indirectly related to Holdings. The borrowings were due on August 26, 2012, if not demanded earlier. Interest is payable monthly at the bank’s prime rate (as defined) plus 1%. At September 30, 2012, the interest rate was 5.25%. The outstanding balance as of September 30, 2012 and December 31, 2011 is $0 and $497,570, respectively. This line of credit was paid in full and cancelled on September 28, 2012.

Note 8: Notes Payable, Other

At September 30, 2012 and December 31, 2011, notes payable, others consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011

FARZIN FERDOWSI	$13,500	$237,500
ISABELLA CHESTER	25,000	25,000
JAMES WARRING	100,000	100,000
JOHN MORRISON	20,000	20,000
ROBERT HACKER	65,500	65,500
THOMAS JACKSON	19,500	19,500
ATLAS ADVISORS, LLC	200,000	-
YG FUNDING	-	200,000
YG, BRIARWOOD, BONDI	200,000	225,000
BDR AVANTI	-	4,500
KAY B. GUMBINNER TRUST	75,000	-
Total Notes Payable- others-Current	$718,500	$897,000

As of September 30, 2012 and December 31, 2011, there were $718,500 and $897,000 of the notes outstanding, respectively, issued to individuals, trusts, and corporations not related to the Company. For new notes during 2011, the lenders were granted warrants to purchase 4,077,500 shares of Innolog common stock at a strike price ranging from $0.01 per share to $0.50 per share and to be issued 300,000 shares of Series A preferred stock. The value of these warrants and preferred stock was $40,994. The entire amount was charged to expense during the twelve months ended December 31, 2011. During the nine months ended September 30, 2012, the Company issued 300,000 Series A Convertible Preferred Stock valued at $3,000. In addition, for one of the notes in the amount of $100,000, the lender received 452,000 shares of Series A Convertible Preferred Stock and for other notes totaling $150,000 the lender received 500,000 registered shares of common stock from the former sole stockholder of the Company, Galen. In exchange, the Company issued 1,000,000 unregistered shares of its common stock to Galen. The value of these shares was $64,700 on the date of the loan. The entire amount was charged to expense during the twelve months ended December 31, 2011. During the nine months ended September 30, 2012 the lenders were granted warrants to purchase 6,757,000 shares of Innolog common stock at a strike price $0.01 per share and to be issued 625,000 shares of common stock. The value of these warrants and common stock was $433,459. The entire amount was charged to expense during the nine months ended September 30, 2012.

Of these loans, $543,500 and $272,000 have matured as of September 30, 2012 and December 31, 2011, respectively and are in default. Additional interest and late fees are due upon default as defined in each note. Total interest and fees incurred on these notes amounted to $496,738 and $606,936 for the nine months ended September 30, 2012 and 2011, respectively. Total interest and fees accrued on these notes amounted to $492,382 and $532,211 as of September 30, 2012 and December 31, 2011, respectively.

On August 11, 2010 Farzin Ferdowsi loaned the Company $75,000 with a maturity date of October 11, 2010. The loan is unsecured and carries a flat interest rate of $22,500. In addition, on December 12, 2011 Mr. Ferdowsi loaned the Company $200,000 with a maturity date of January 12, 2012. The loan was secured by accounts receivable, guaranteed by Ian Reynolds, a director, and carried a flat interest rate of $25,000. As of September 30, 2012 and December 31, 2011 the total outstanding balance is $13,500 and $237,500 with accrued interest of $73,355 and $57,295, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On August 30, 2010 Isabella Chester loaned the Company $25,000 with a maturity date of December 6, 2010. The loan is unsecured and carried a flat interest rate of $5,000. As of September 30, 2012 and December 31, 2011 the outstanding balance is $25,000 with accrued interest of $63,266 and $40,766, respectively. The loan is in default and carries a default interest rate of 10% per month.

On July 13, 2010 James Warring loaned the Company $100,000 with a maturity date of January 13, 2011. The loan is unsecured and carried a flat interest rate of $30,000. As of September 30, 2012 and December 31, 2011 the outstanding balance is $100,000 with accrued interest of $56,055 and $44,795, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On July 20, 2010 Robert Hacker loaned the Company $65,500 with a maturity date of January 20, 2011. The loan is unsecured and carried a flat interest rate of $19,650. As of September 30, 2012 and December 31, 2011 the outstanding balance is $65,500 with accrued interest of $36,716 and $29,341, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On July 20, 2010 Thomas Jackson loaned the Company $34,500 with a maturity date of January 20, 2011. The loan is unsecured and carried a flat interest rate of $10,350. As of September 30, 2012 and December 31, 2011 the outstanding balance is $19,500 with accrued interest of $18,897 and $14,560, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On July 21, 2010 John Morrison loaned the Company $25,000 with a maturity date of January 21, 2011. The loan is unsecured and carried a flat interest rate of $7,500. As of September 30, 2012 and December 31, 2011 the outstanding balance is $20,000 with accrued interest of $26,058 and $23,806, respectively. The loan is in default and carries a default interest rate of 15% per annum.

On July 29, 2010 BDR Avanti loaned the Company $20,000 with a maturity date of August 27, 2011. The loan is secured with accounts receivable and carried a flat interest rate of $2,000. As of September 30, 2012 and December 31, 2011 the outstanding balance is $0 and $4,500 with accrued interest of $0 and $10,802, respectively. The loan is paid in full.

On August 1, 2010 YG Funding loaned the Company $200,000 with a maturity date of September 14, 2011. The loan is secured by accounts receivable and carried a flat interest rate of $20,000. As of September 30, 2012 and December 31, 2011 the outstanding balance is $0 and $200,000 with accrued interest of $39,033 and $13,346, respectively. The principal of the loan is paid in full.

On August 8, 2011 YG Funding, Briarwood Capital, and Gary Bondi loaned the Company $225,000 with a maturity date of November 8, 2011. The loans are secured and carried a flat interest rate of $50,000. As of September 30, 2012 and December 31, 2011 the outstanding balance is $200,000 and $225,000 with accrued interest of $141,260 and $42,100, respectively. The loans are in default and carry a late fee of 10% per month and a default interest rate of 28% per annum, compounded monthly until paid in full. The loans are guaranteed by Ian Reynolds, a director. The Company was obliged to issue 1,000,000 warrants subsequently to be issued which was valued at $60,022 and charged to operations as interest expense.

On March 22, 2011 Atlas Advisors LLC entered into a line of credit in the amount of up to $200,000 with the Company with a maturity date of October 21, 2011. The loan was secured by accounts receivable and carried a flat interest rate of 10% on each draw. As of March 31, 2012 and December 31, 2011 the outstanding principal balance was $0. On March 9, 2012 the Company entered into a settlement agreement with Atlas, which reduced the remaining accrued interest and fees of $120,000 to $56,250 payable in 3 installments of $18,750 on March 15, 2012, April 15, 2012, and May 15, 2012 plus 500,000 warrants at an exercise price of $0.01 and expires on March 15, 2017. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $21,290 at the time of issue (note 13); the balance of $42,460 was accounted for as gain on legal settlement for nine month ended September 30, 2012. As of September 30, 2012 all obligations had been paid in full.

On February 7, 2012 Kay M. Gumbinner Trust loaned the Company $100,000 with a maturity date of February 22, 2012. The loan was secured by accounts receivable and carried a flat interest rate of $8,000. As of March 31, 2012 the principal and accrued interest is paid in full.

On February 28, 2012 and March 2, 2012 Atlas Advisors LLC loaned the Company a total of $100,000. The loans have matured. The company has agreed to a payment of $12,000 per month in penalties and late fees. As of September 30, 2012 the outstanding balance is $100,000 with accrued interest of $12,841. The loan is guaranteed by Ian Reynolds, a director. The loan is in default and carries a default interest rate of 18% per annum.

On July 6, 2012, the Company borrowed $50,000 from the Kay M. Gumbinner Trust. The loan carried a flat fee of $4,000 and a maturity date of July 31, 2012. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On July 23, 2012, the Company borrowed $55,000 from the Kay M. Gumbinner Trust. The loan carried a flat fee of $4,500 and a maturity date of August 22, 2012. In addition, warrants of 110,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On August 6, 2012, the Company borrowed $75,000 from the Kay M. Gumbinner Trust. The loan carried a flat fee of $6,500 and a maturity date of August 31, 2012. In addition, warrants of 150,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On August 21, 2012, the Company borrowed $75,000 from the Kay M. Gumbinner Trust. The loan carried a flat fee of $4,500 and a maturity date of September 14, 2012. In addition, warrants of 150,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On September 5, 2012, the Company borrowed $75,000 from the Kay M. Gumbinner Trust. The loan carried a flat fee of $4,500 and a maturity date of September 28, 2012. In addition, warrants of 150,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On September 21, 2012, the Company borrowed $75,000 from the Kay M. Gumbinner Trust. The loan carried a flat fee of $4,500 and a maturity date of October 12, 2012. In addition, warrants of 150,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. As of September 30, 2012, $75,000 is outstanding with accrued interest of $4,500.

On July 9, 2012, the Company borrowed $100,000 from Atlas Advisors. The loan carried a flat fee of $10,000 and a maturity date of July 24, 2012. A director also guaranteed this loan. This loan is paid in full.

On August 7, 2012, the Company borrowed $100,000 from Atlas Advisors. The loan carried a flat fee of $10,000 and a maturity date of August 22, 2012. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan is paid in full.

On August 23, 2012, the Company borrowed $100,000 from Atlas Advisors. The loan carried a flat fee of $15,000 and a maturity date of September 14, 2012. In addition, warrants of 200,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. The loan is paid in full.

On September 21, 2012, the Company borrowed $100,000 from Atlas Advisors. The loan carried a flat fee of $10,000 and a maturity date of October 14, 2012. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. As of September 30, 2012, $100,000 is outstanding with accrued interest of $10,000.

Note 9: Related Party Transactions

Notes Payable, affiliates:

At September 30, 2012 and December 31, 2011, notes payable, affiliates consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011
IAN REYNOLDS	$52,600	$87,100
HARRY JACOBSON	190,000	190,000
ERIC WINKLER	381,250	375,000
GALEN CAPITAL GROUP LLC	70,000	70,000
JACQUE BARLOW	-	25,000
BRUCE RIDDLE	25,000	25,000
VERLE HAMMOND	224,347	229,317
MICHAEL KANE	65,000	-
WD, MB, BR, MK, SM, HJ, IR	2,000,000	1,499,384
Total notes payable- Affiliates	$3,008,197	$2,500,801
Less: Short term portion	(1,008,197)	(2,500,801)
Total notes payable- Affiliates – long term	$2,000,000	$-

As of September 30, 2012 and December 31, 2011, $3,008,197 and $2,500,801 were outstanding, respectively, on the notes payable to related parties. In 2011, these parties were granted warrants to purchase 5,655,000 shares of Innolog common stock. The strike price to purchase the common stock ranges from $0.01 to $0.50 per share with a 5-year expiration date. The fair value of these warrants amounted to $46,180 and was amortized to interest expense during the twelve months ended December 31, 2011. Of these notes, $768,197 and $451,417 were in default as of September 30, 2012 and December 31, 2011, respectively. Total interest and fees incurred on these notes amounted to $255,548 and $180,467 during the nine months ended September 30, 2012 and 2011. Total interest and fees accrued on these notes amounted $360,502 and $236,952 as of September 30, 2012 and December 31, 2011, respectively.

On August 4, 2011, Ian Reynolds, a director, entered into a $200,000 unsecured line of credit with the Company. Each advance under the line of credit had a due date of 30 days. Interest was a 10% flat rate of the principal of each advance. The line of credit matured as of December 31, 2011. As of September 30, 2012 and December 31, 2011 the outstanding principal was $52,600 and $87,100. Accrued interest and fees totaled $46,304 at September 30, 2012 and $54,996 at December 31, 2011. The Company is in default and default rate of interest is 15% per annum.

On February 10, 2011, Harry R. Jacobson, a holder of more than 5% of common stock, loaned the Company a total of $150,000. At least 50% of the loan must be repaid by October 31, 2011 with a final maturity of October 31, 2012. As of September 30, 2012 and December 31, 2011, $150,000 remained outstanding. The unsecured note carried a flat interest rate of $15,000. As of September 30, 2012 and December 31, 2011the accrued interest is $15,000.

On March 21, 2011, Harry R. Jacobson, a holder of more than 5% of our common stock, renewed a loan to the Company totaling $50,000. The unsecured note carried a flat interest rate of $10,000 and was to be paid back in monthly installments of $10,000 beginning April 21, 2011 with final payment due on September 21, 2011. The outstanding balance of the loan as of September 30, 2012 and December 31, 2011 was $40,000. As of September 30, 2012 and December 31, 2011the accrued interest is $14,623. The loan has matured and is in default but per the note no late fees or default interest is due.

On March 21, 2011, the Company assumed an unsecured loan from Erich Winkler, a director, in the amount of $325,000. The interest rate on the loan was a flat fee of $32,500 and the loan matured on March 21, 2012. As of September 30, 2012 and December 31, 2011 the outstanding balance was $325,000 with accrued interest of $60,931 and $32,500, respectively. The loan has matured and is in default and carries default rate of interest of 18% per annum.

On October 19, 2011, December 7, 2011 and December 21, 2011, Erich Winkler, a director, loaned the Company additional funds totaling $75,000. As of December 31, 2011, $25,000 in principal amount of these notes has been repaid leaving a remaining balance due of $50,000 and interest in the amount of $5,000 has accrued. As of September 30, 2012 the outstanding balance is $25,000 with accrued interest of $4,265.

On February 13, 2012 and February 22, 2012, Erich Winkler, a director, loaned the Company additional funds totaling $50,000. As of September 30, 2012, the outstanding balance is $31,250 and interest in the amount of $4,401 has accrued. These loans mature on April 29, 2012 and May 7, 2012, respectively and are now in default and carries a default interest rate of 18% per annum.

On June 21, 2011, Galen Capital, a holder of more than 5% of our common stock, loaned the Company a total of $70,000. As consideration for these loans, a fee of $7,000 was expensed. As of September 30, 2012 this unsecured loan has an outstanding balance of $70,000 and has matured and the Company is in default. The loan is accruing interest at 28% per annum and a late fee of 10% of the outstanding balance each month. Total accrued interest and fees amount to $128,412 and $50,699 at September 30, 2012 and December 31, 2011, respectively.

On August 9, 2011 and September 23, 2011, Jacque Barlow, an employee of the Company, loaned the Company a total of $50,000. As of September 30, 2012, all principal and interest has been paid in full.

On October 18, 2011 and December 21, 2011, Bruce Riddle, a director, loaned the Company a total of $50,000. As of September 30, 2012 and December 31, 2011, $0 and $25,000 in principal amount of these notes is outstanding. Interest in the amount of $8,314 and $5,000 has accrued at September 30, 2012 and December 31, 2011, respectively. The principal amount of the loan has been paid in full.

On September 28, 2012, Bruce Riddle, a director, loaned the Company $25,000. As of September 30, 2012, $25,000 in principal amount is outstanding. Interest in the amount of $2,500 has accrued at September 30, 2012. The principal is due on October 28, 2012 and November 28, 2012 in two installments of $12,500 each.

On September 28, 2012, Michael Kane, a director and officer of the company, loaned the Company $65,000. As of September 30, 2012, $65,000 in principal amount is outstanding. Interest was in the form of 132,000 warrants. The principal payments of $15,000 on or before October 8, 2012, $25,000 by November 8, 2012 and $25,000 by December 8, 2012 are due.

Since early 2009 Verle Hammond, a former director and former officer, loaned the Company funds at various dates. As of September 30, 2012 and December 31, 2011, the outstanding balance was $224,347 and $229,317, respectively. Interest in the amount of $67,468 and $41,835 has accrued as of September 30, 2012 and December 31, 2011, respectively. The loans have matured and are in default. The default rate of interest is 15% per annum.

Holdings and Innovative (the “Borrowers”) have entered into an agreement (the “Loan Agreement”) with seven individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of September 30, 2012 and December 31, 2011 amounted to $2,000,000 and $1,499,384, respectively, collateralized by substantially all assets of the Borrowers and guaranteed by Galen. Repayment of the loan is due a on May 31, 2017.. In order to make the loan to the Borrowers, the Lenders borrowed $1,000,000 from Eagle Bank and $1,000,000 from Reliant Bank. The promissory note to Eagle Bank has a maturity date of August 26, 2013 and interest is payable monthly at the bank’s prime rate (as defined) plus 1% with a minimum rate of 7.5%. The promissory note to Reliant Bank has a maturity date of March 28, 2014 and interest is payable monthly at fixed rate of 7.0%. In addition, the Reliant Bank loan is secured by a $250,000 deposit, of which $165,000 was deposited by the Company. Interest is directly paid by the Company to the banks on a monthly basis.

Convertible Notes Payable Long Term, affiliates:

At September 30, 2012 and December 31, 2011, notes payable long term, affiliates consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011
Glenn Hill Investments, LLC	$1,750,000	-
Less: Unamortized debt discount	(1,584,570)
Total Convertible notes payable long term- affiliates, net of debt discount	$165,430	$-

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

On May 21, 2012 the Company entered into a Convertible Notes Purchase Agreement for up to $6,000,000 collateralized by substantially all assets of the Borrowers (“Holdings and Innovative”) with a maturity date of May 31, 2017 and a 6% per annum rate of interest. The interest accrues and is payable at maturity.  As of September 30, 2012 the accrued interest is $38,260. The convertible promissory notes plus accrued interest under the Note Purchase Agreement are convertible into a Series B Convertible Preferred Stock on a dollar for dollar basis. The Series B has a liquidation preference and is convertible into common shares at a conversion price of $0.076 per share.  The investors have a first lien position on the assets of the Company on a pari passu basis with the holders of other affiliated debt.   Glen Hill Investments, LLC rolled its short-term loans above into this agreement. In addition, the Glen Hill Investments, LLC note is secured by a substantial portion of the directors of the Company stock holdings. Glen Hill Investments, LLC received 8,750,000 warrants for the purchase of the Company common stock at an exercise price of $.069 per share with an expiration date of May 31, 2017.

 In accordance with Accounting Standards Codification 470-20-65, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company recognized a debt discount of $1,360,869, which was equal to the intrinsic value of the imbedded beneficial conversion feature.  The Company also recorded a net of a deferred debt discount of $347,711 based on the relative fair value of the warrants under the Black-Scholes pricing model based on the following assumptions: (1) risk free interest rate of 0.72%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company common stock of 74.85%; and (4) an expected life of the warrants of 5 years. Total debt discount of $1,708,581 is attributed to the beneficial conversion feature were recognized to additional paid in capital and a discount against the Note. The debt discount is being amortized over the Notes maturity period (five years) as interest expense. During the three and nine months ended September 30, 2012, the Company recorded amortization of the debt discount relating to these notes of $85,429 and $124,010, respectively.

Consulting Agreement:

In 2011, the Company entered into a verbal agreement with a greater than 5% shareholder for advisory services. On July 11, 2011 the shareholder was granted warrants for 10,000,000 common shares at a strike price of $0.06 per share with an expiration date of five years. The fair value of $18,700 on this warrants were charged to expenses during the year 2011.

Legal Fees:

During the nine months ended September 30, 2012 and September 30, 2011, the Company incurred legal fees in the amount of $110,840 and $195,000 respectively on behalf of its executive officer in defense of an investigation by a governmental agency.

Note 10: Commitments and Contingencies

Leases:

The Company leases office space in Washington, D.C. and Fairfax, Virginia under operating leases expiring at various dates through 2016. The premises leases contain scheduled rent increases and require payment of property taxes, insurance and certain maintenance costs. The minimum future commitments under lease agreements existing as of September 30, 2012 are approximately as follows:

Year ending December 31,
2012	$76,000
2013	203,000
2014	174,000
2015	178,000
2016	121,000
$752,000

Total rent expense amounted to $172,895 and $229,720 for the nine months ended September 30, 2012 and 2011, respectively.

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

Late Deposit of Payroll Taxes and Employee Income Tax Withholdings:

At September 30, 2012, the Company is delinquent with filing and remitting payroll taxes of approximately $4,140,073 including estimated penalties and interest related to payroll taxes withheld since December 31, 2009. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability As of September 30, 2012 and December 31, 2011, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $4,140,073 and $3,694,635, respectively. The Company is currently in discussions with the taxing authorities to develop a payment plan. On April 25, 2011 the taxing authorities filed a notice of federal tax lien in the amount of $614,990 in Fairfax, VA.

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

Delinquent payables

The Company has been delinquent in numerous payables to different parties of which some filed lawsuits against the Company. All necessary accruals have been made as of September 30, 2012 and December 31, 2011 and are included in accounts payable and other accrued liabilities.

Note 11: Income Taxes

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of the deferred tax asset being fully reserved.

Temporary differences giving rise to the deferred tax assets consist primarily of the excess of the goodwill and other intangible assets for tax reporting purposes over the amount for financial reporting purposes, and net operating loss carry forwards. The Company’s ability to utilize the federal and state tax assets is uncertain; therefore the deferred tax asset is fully reserved.

At September 30, 2012, the Company had net operating loss carry forwards of approximately $10 million for federal and Virginia state tax purposes expiring through 2031.

The Company has filed extensions for its 2011 federal and state income tax returns.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of September 30, 2012, the Company has no accrued interest and penalties related to uncertain tax positions.

Note 12: Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There were no employer contributions for the nine months ended September 30, 2012 and 2011.

Innovative has been late in making deposits of employee deferrals. The Department of Labor has reviewed Innovative’s employee benefit plan document as well as other records to determine the status of compliance. The Department of Labor and the Company have determined that a remaining total of $183,304 is to be deposited in the plan, which includes all principal and any penalties. The Company is working with the Department of Labor on a payment plan. In addition, the Department of Labor has required that the plan be terminated.

Note 13: Capital Stock

Common Stock:

The Company has authorized 200,000,000 shares of common stock, with a par value of $0.001 per share.

As of September 30, 2012 and December 31, 2011, 15,999,538 and 15,129,973 shares, respectively, of the Company common stock were issued and outstanding.

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

As of September 30, 2012 and December 31, 2011, there were 37,194,758 and 36,894,758 shares, respectively, of Series A Convertible Preferred Stock outstanding and no dividends have been accrued.

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

As of September 30, 2012 and December 31, 2011, there were no shares, of Series B Convertible Preferred Stock issued and outstanding and no dividends have been accrued.

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

For the three months ended September 30, 2012, the Company granted 2,692,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital, renewals of loans, and settlement of debt due. The warrants have an exercise price of $0.01 per share and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $160,828 at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	76.63%
Average risk free interest rate	0.62%
Expected life (in years)	5.0

A summary of the Company’s warrant activity and related information is as follows:

Warrant Summary	Warrants	Weighted Average Exercise Price

Outstanding, January 1, 2011	43,077,129	$0.513
Issued	20,165,000	0.064
Exercised	-	-
Forfeited/Expired	(130,565)	(11.12)
Outstanding, December 31, 2011	63,111,564	0.347

Issued	17,035,667	0.04
Exercised	-	-
Forfeited/Expired	(4,513)	(3.89)
Outstanding, September 30, 2012	80,142,718	$0.28

At September 30, 2012, there were 80,142,718 warrants outstanding and exercisable. These warrants had a weighted average exercise price of $0.28 and a weighted average remaining life of 40.8 months. The intrinsic value is not greater than the grant price.

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

A summary of the status of stock options issued by the Company as of September 30, 2012 is presented in the following table.

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	13,451,980	$0.503
Granted	-	-
Exercised/Expired/Cancelled	(22,480)	(2.22)

Outstanding at December 31, 2011	13,429,500	0.50
Granted	-	-
Exercised/Expired/Cancelled	-	-
Outstanding at September 30, 2012	13,429,500	$0.50

Exercisable at September 30, 2012	13,262,686	$0.50

These stock options have a weighted average remaining life of 34.8 months. The intrinsic value is not greater than the grant price.

2012 Consultant Stock Plan

The 2012 Consultant Stock Plan (the “Plan”), under which consultants and other service providers may be granted shares of the Company’s Common Stock. The Company has reserved up to 5,000,000 shares under this plan. The plan will expire in 10 years. The stock under this plan has been registered under a S-8. As of the nine months ended September 30, 2012, the Company has granted 869,565 shares valued at $60,000 for services rendered in prior period. The Company issued these shares during the quarter ended September 30, 2012.

Equity Credit Line

On July 25, 2012, the Company entered into an equity credit line with Dutchess Opportunity Fund II, LP for up to $5,000,000 over a three-year term. Under this arrangement the Company may obtain working capital from Dutchess in exchange for common stock. The amount of the put is determined by 200% of the average daily volume for the 3 days prior to the put date and the purchase price is determined 95% of the volume weighted average price during the 5 trading days after the put date. As of the nine months ended September 30, 2012, this line has not been used.

Note 14: Subsequent Events

On October 2, 2012, Erich Winkler, a director, loaned the Company $20,000. The loan carried a flat fee of $2,000 and a maturity date of October 17, 2012. In addition, warrants of 20,000 were granted for the purchase of common stock with a strike price of $0.07 and an expiration date of 5 years. Ian Reynolds, a director, also guaranteed this loan. This loan has been paid in full.

On October 4, 2012, the Company borrowed $75,000 from the Kay M. Gumbinner Trust. The loan carried a flat fee of $4,500 and a maturity date of October 26, 2012. In addition, warrants of 150,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. Ian Reynolds, a director, also guaranteed this loan. This loan has been paid in full.

On October 19, 2012, the Company borrowed $100,000 from the Kay M. Gumbinner Trust. The loan carried an interest rate of 2.5% per annum and a maturity date of October 31, 2012. In addition, warrants of 200,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan.

On October 22, 2012, the Company borrowed $100,000 from the Atlas Advisors. The loan carried a flat fee of $10,000 and a maturity date that is 15 business days after receipt of the Principal amount. In addition, warrants of 200,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. Ian Reynolds, a director, also guaranteed this loan.

On October 23, 2012, the Company issued 1,000,000 warrants with a strike price of $0.01 to YG Funding, Bondi, and Briarwood under a repayment agreement. The Company recorded $60,022 as an interest expense during the September 30, 2012 quarter.

On November 6, 2012, the Company borrowed $50,000 from the Kay M. Gumbinner Trust. The loan carries a interest rate of 2.5% pa and a maturity date of November 19, 2012. In addition, 100,000 shares of common stock or preferred stock were granted. Ian Reynolds, a director, also guarantees this loan.

On October 23, 2012 a shareholder converted 300,000 shares of Series A Convertible Preferred Stock to common shares.

Item 2: Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the results of operations and financial condition of Innolog Holdings Corporation and its wholly owned subsidiary, for the nine months ended September 30, 2012 and 2011 should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included in the Current Report on Form 10-K that we filed with the Securities and Exchange Commission on April 16, 2012. References to “the Company,” “we,” “our,” or “us” in this discussion refer to Innolog Holdings Corporation and its subsidiary.

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $35,590 at September 30, 2012 and December 31, 2011, respectively

Long-Lived Assets:

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. There was no impairment loss recorded for the period ended September 30, 2012.

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At September 30, 2012, the Company has no unrecognized tax benefits.

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

The Company applies the provisions of FASB ASC 740, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At September 30, 2012, the Company has no unrecognized tax benefits.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended September 30, 2012 (unaudited)	% of Sales	Three Months Ended September 30, 2011 (unaudited)	% of Sales	Nine Months Ended September 30, 2012 (unaudited)	% of Sales	Nine Months Ended September 30, 2011 (unaudited)	% of Sales
Contract revenue	$1,555,467	100.0%	$1,139,166	100.0%	$4,069,869	100.0%	$3,731,666	100.0%

Direct costs	956,093	61.5	561,119	49.3	2,429,065	59.7	1,768,817	47.4

Other operating expenses	905,670	58.2	1,269,695	111.5	2,906,063	71.4	3,646,129	97.7

Bad debt expense, affiliate	-	-	-	-	-	-	27,000	0.7

Operating loss	(306,296)	(19.7)	(691,648)	(60.7)	(1,265,259)	(31.1)	(1,710,280)	(45.8)

Other income	3	-	-	-	42,609	1.0	586,510	15.7

Amortization of debt discount	(85,429)	(5.5)	-	-	(124,010)	(3.1)	-	-

Interest expense	(612,652)	(39.4)	(401,830)	(35.3)	(1,824,175)	(44.8)	(1,056,082)	(28.3)

Loss before income tax	(1,004,374)	(64.6)	(1,093,478)	(96.0)	(3,170,835)	(77.9)	(2,179,852)	(58.4)

Income tax expense	-	-	-	-	-	-	-	-

Net loss	$(1,004,374)	(64.6)%	$(1,093,478)	(96.0)%	$(3,170,835)	(77.9)%	$(2,179,852)	(58.4)%

Contract Revenues. Revenues for the three months period ended September 30, 2012 increased 36.5% over the previous year as the Company has started to generate additional revenue from new and old contracts. Revenue for the nine months ended September 30, 2012 increased 9.1% from the previous year.

On September 26, 2012 the Company was informed that it did not win the re-compete of its Army contract. The company filed a protest and on November 9, 2012 was informed that the Army is taking corrective action. Instead of moving forward with the award to the other company, the Army intends to reevaluate the proposals and make another source selection decision, which results in Innolog being back in competition as a candidate to win the re-compete.

Direct Costs. Direct costs increased as a percentage of revenue for the three and nine months ended September 30, 2012. This was primarily due to the tightening of accounting controls by the Company, resulting in a more accurate allocation of expenses to the appropriate direct cost pools.

Other Operating Expenses. Operating expenses include indirect contract costs and costs not allocable to contracts. For the three and nine months ended September 30, 2012 these expenses decreased year over year, due to more efficient allocation of expenses to our contracts, and other cost reductions despite opening our Dayton office earlier in 2012.

Operating Loss. The Company decreased its operating loss by 55.7% in the three months ended September 30, 2012 from the previous year. The operating loss for the nine months ended September 30, 2012 decreased by 26.0% over the previous year. This was due to a decrease in indirect contract costs as discussed above.

Other Income. The other income for the nine months ended September 30, 2012 is a gain on debt settlement relating to a settlement agreement with an unrelated note payable whereby the company and lender settled for an amount less than what had been accrued. The other income for the nine months ended September 30, 2011 relates to a legal settlement involving the settlement of an office lease obligation.

Net Loss. Our net loss for the period increased. For the nine months ended September 30, 2012 and 2011, our net loss was $3,170,835 and $2,179,852, respectively. This was due to an increase in interest expense, an increase in debt discount amortization and decease in other income. The company has continued to have to borrow funds from high expense lenders to cover its operating losses.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $1,267,349 for the nine months ended September 30, 2012. Cash was used primarily to support operating losses. Net cash flow used in operating activities was $703,093 for the nine months ended September 30, 2011.

Net cash used in investing activities was $11,717 for the nine months ended September 30, 2012 and $1,328 for the nine months ended September 30, 2011. In both periods, cash was used in investing activities for equipment purchases.

Net cash provided by financing activities was $1,319,226 for the nine months ended September 30, 2012 and $704,421 for the nine months ended September 30, 2011. Receipts of cash flow from financing activities during the nine months ended September 30, 2012 and 2011 primarily consisted of borrowings from and payments to related and non-related party lenders.

Material Impact of Known Events on Liquidity

Other than as discussed herein, there are no known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

We have financed our operations primarily through cash flows from operations and borrowings. Since the Company is currently still operating at a negative cash flow, continued significant short-term borrowings are necessary to cover working capital needs. Typically, our affiliates or other individuals provide these loans although they are under no obligation to provide funding to us.

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

At September 30, 2012 we had $40,160 of unrestricted cash on hand. We will need significant additional financing to fund our operations over the next 12 months. The Company has sustained substantial operating losses since inception, and had a stockholders’ deficit (defined as total assets minus total liabilities) of $12,111,911 and $11,165,636 at September 30, 2012 and December 31, 2011, respectively. There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable that could ultimately cause the Company to cease operations.

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

Because of our historic net losses and negative working capital position, our independent auditors, in their report on our consolidated financial statements for the year ended December 31, 2011, expressed substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Off-Balance Sheet Arrangements

Loans From Related Parties

During the nine months ended September 30, 2012, we received loans totaling $2,890,029 from related parties and paid back loans totaling $632,633 and the bank line of credit of $497,570. As of the nine months ended September 30, 2012 the outstanding balance was $4,758,197. Of these loans $768,197 were in default as of September 30, 2012.

As part of the Company’s continued balance sheet restructuring, $2,000,000 of related party debt was refinanced from a demand note to a long-term liability with a maturity date of May 31, 2017.

Loans From Unrelated Parties

During the nine months ended September 30, 2012, we received loans totaling $1,005,000 from unrelated parties and paid back loans totaling $1,183,500. As of the nine months ended September 30, 2012 the outstanding balance was $718,500. Of these loans $543,500 were in default as of September 30, 2012.

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

The following table summarizes our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	5 years +
Bank Indebtedness	$-	$-	$-	$-	$-
* Other Indebtedness	5,476,697	1,726,697	-	3,750,000	-
Operating Leases	752,000	76,000	555,000	121,000	-
Totals	$6,228,697	$1,802,697	$555,000	$3,871,000	$-

* Gross of debt discount of $1,584,570

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

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision of and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our principal executive officer and chief financial officer has concluded that as of September 30, 2012, our disclosure controls and procedures were not effective due to the following material weaknesses. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses in our disclosure controls and procedures:

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

2. We do not have sufficient review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically possible. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

In April 2011, we retained the services of an outside accounting firm with experience in financial reporting to assist us with the Company’s accounting and the process of implementing internal controls. Written documentation of the internal controls of financial reporting has been prepared and implemented and our disclosure controls and procedures are effective. As the Company’s accounting function is out sourced, we do not have sufficient separation of duties and sufficient internal review of financial reporting functions. The Company does not anticipant adding additional accounting staff in the near future.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3: Defaults Upon Senior Securities.

None

Item 4: Mine Safety Disclosures.

Not applicable.

Item 5: Other Information.

Not applicable.

Item 6: Exhibits.

The Exhibit Table below lists those documents that we are required to file with this report.

Number	Description

2.1	Amended and Restated Merger Agreement by and among the Company and Innolog Holdings Corporation as amended dated August 11, 2010(2)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment of the Articles of Incorporation (2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

3.5	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corporation filed August 18, 2010 with the Secretary of State of Nevada (3)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (5)

10.1	Promissory Note dated July 6, 2012 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.2	Promissory Note dated July 23, 2012 in the principal amount of $55,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.3	Promissory Note dated August 6, 2012 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.4	Promissory Note dated August 21, 2012 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.5	Promissory Note dated September 5, 2012 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.6	Promissory Note dated September 21, 2012 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.7	Promissory Note dated July 9, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC. *

10.8	Promissory Note dated August 7, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC. *

10.9	Promissory Note dated August 23, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC. *

10.10	Promissory Note dated September 21, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC. *

10.11	Promissory Note dated September 28, 2012 in the principal amount of $65,000 issued by Innolog Holdings Corporation in favor of Michael Kane. *

10.12	Promissory Note dated September 28, 2012 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Bruce Riddle. *

21.0	Subsidiaries of Innolog Holdings Corporation (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 906 Certification*

* Filed herewith.

(1)	Filed on February 12, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on August 13, 2010 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on October 15, 2010 as an exhibit to the Company’s Amendment No. 3 to Current Report on Form 8-K and incorporated herein by reference.
(4)	Filed on January 12, 2011 as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 and incorporated herein by reference.
(5)	Filed on May 25, 2012 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOLOG HOLDINGS CORPORATION

Dated:	November 14, 2012	By:	/s/ William P. Danielczyk

Name: William P. Danielczyk
Title: Executive Chairman of the Board
Principal Executive Officer

Dated:	November 14, 2012	By:	/s/Eric Wagner
Name: Eric Wagner
Title: Chief Financial Officer

