Form 10-K
period 2012-12-31
Innolog Holdings Corp.
filed 2013-04-15
CIK 1389115

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30, 2012 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $987,781.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 4, 2013, the number of shares of the registrant’s classes of common stock outstanding was 18,410,831.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). N/A

i

	Part IV

Item 15	Exhibits, Financial Statement Schedules	45

	Signatures and Certifications	49

	Financial Statements	F-1

ii

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

These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.  These risks include those listed under “Risk Factors” beginning on page 5 of this report.  In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue” or the negative of these terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not intend to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

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

Offices and Websites

Innolog Holdings Corporation leases two offices, both of them on a monthly basis. Both are in the Washington D.C. area. Our headquarters is located at 4000 Legato Road Fairfax, Virginia 22033. Our telephone number at our headquarters is (703) 766-1412. We also operate informational websites located at www.innologholdings.com and www.innolog.com. The information on these websites is not a part of this prospectus.

Industry Overview and Background

The federal government is the largest consumer of services and solutions in the United States. Given the current focus on the nation’s increasing debt levels, the rate of growth in federal spending is not expected to grow as rapidly as it has over the last 10 years. However, we believe that the federal government’s spending will continue to increase, albeit at a slower pace, driven by the expansion of national security and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government technical professionals, the continuing impact of federal procurement reforms and the need to identify cost reductions and increase agency efficiencies. For example, federal government spending on information technology has consistently increased each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue. Federal government spending on information technology increased from approximately $76 billion in federal fiscal year 2009 to $84 billion in federal fiscal year 2011 and is projected to increase to $91 billion in federal fiscal year 2016. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

Across the national security community, we see the following trends that will continue to drive increased spending and dependence on technology support contractors.

➢	Spending on Defense and Intelligence

With a government fiscal year 2012 budget of $646 billion, the Department of Defense accounts for approximately 54% of the total discretionary budget and nearly 59% of contracted government services. Currently, for government fiscal year 2013 (October 1, 2012 to September 30, 2013), the U. S. government is operating under a continuing resolution, which keeps spending unchanged from 2012, other than for Overseas Contingency Operations. Further spending reductions in 2013 have occurred due to a government spending the sequestration as part of the American Taxpayer Relief Act of 2012.

After a decade of spending growth, federal spending has come under pressure due to continued large budget deficits and mounting levels of federal debt. The operations and financial welfare of government contractors are impacted as uncertainty about funding levels in conjunction with fears of sequestration has led government customers to delay contract awards and spending. This focus on spending restraint has resulted in policies adverse to our industry. We expect customers & potential customers to continue to be motivated by minimizing costs in this challenging environment, which may lower margins across the whole industry. However, we believe that the federal government's spending will remain robust in key areas, including Overseas Contingency Operations, national and homeland security programs, sophisticated intelligence gathering and information sharing activities required in an increasingly dangerous world and implementation of new healthcare systems and policies. The U.S. is committed to maintaining its superiority in these areas. With an increasing population of war veterans and an aging national population, investments in healthcare will continue. Additionally, the government is actively looking for solutions that not only save money but also enable better coordination, integration, interoperability and communication within and among agencies and departments. These types of Logistical operations fit nicely with the core strengths that Innolog provides.

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

Strategy

Innolog Holdings Corporation was formed for the purpose of operating, acquiring and enhancing complementary companies that provide services primarily to federal government entities. Our primary subsidiary, Innovative Logistics Techniques, Inc. (“Innovative”) brings leading edge, process oriented thinking to government customers by providing logistics, supply chain management and engineering solutions to the U.S. military, civilian agencies and state and local governments. The goal of Innolog Holdings Corporation is to:

(1)	Grow the best in breed logistics, engineering, supply chain and asset management businesses.

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

(2)	Make strategic acquisition of other small and midsized defense contractors.

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

Customers

We provide logistics, systems engineering, information services and supply chain management services to government customers including multiple customers in the defense sector as well as the civil and commercial sectors. Within the defense sector, present and past customers include the Army Material Command, Office of Naval Research & Naval Research Laboratory, Department of State, Department of Homeland Security, Defense Logistics Agency, U.S. Coast Guard, U.S. Army TACOM Life Cycle Command, Army Sustainment Command, Naval Air Warfare Center, SPAWAR System Center and TRANSCOM, among others. Civil and commercial customers have included the FDIC, U.S. Census Bureau, Smithsonian Institute, Department of Treasury and the General Services Administration among others. The Company also provides services to other government industry customers, primarily under subcontracting and teaming agreements with such companies as Lockheed Martin, CACI, Computer Sciences Corporation, Northrop Grumman, Boeing, Battelle Memorial Institute, Mantech International and others. In 2012, no single customer represented more than 60% of 2012 sales. The single largest customer through December 31, 2012 was U.S. Navy Research Laboratory which generated approximately 58% of total sales.

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

Employees

Innolog Holdings Corporation along with its operating subsidiary, Innovative Logistics Techniques, Inc., has approximately 22 full-time employees. In addition, the Company employs a number of part-time employees, contractors and consultants. Of our overall employee and consultant base, approximately 25% hold ‘Secret’ security clearances and an additional 50% hold Top Secret level clearances. The Company is not affiliated with any union or collective bargaining agreement. Management believes that its relationship with our employees is good.

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

The combination of the challenging economic climate, related budgetary pressures at the federal and state levels, the wide range of issues facing the current presidential administration in the United States (that may result in spending policies that are disadvantageous to us, including regulatory reform or sequestration, which would involve a significant reduction in the budget of the Defense Department), and changes in the composition of the U.S. Congress may affect agencies, departments, projects, or programs we currently support, or that we may seek to support in the future. The programs and projects we support must compete with other programs and projects for consideration during budget formulation and appropriation processes, and may be affected by the general economic conditions. Budget decisions made in this environment are difficult to predict and may have long-term consequences for certain programs and projects. We believe that many of the programs and projects we support are a high priority, and that changing priorities may present opportunities for us, but there remains the possibility that one or more of the programs and projects we support will be reduced, delayed, or terminated. Reductions in, or delays or terminations of, any of the existing programs or projects we support, or of anticipated programs and projects, unless offset by other programs, projects, or opportunities, could adversely affect our ability to grow or maintain our revenues and achieve profitability. We are focused on meeting these challenges and taking advantage of related opportunities. If we are not successful in this effort, we may not be able to grow or maintain our revenues and reach profitability.

Recent levels of market volatility are unprecedented and adverse capital and credit market conditions may affect our ability to access cost-effective sources of funding.

The capital and credit markets recently have been experiencing extreme volatility and disruption. Liquidity has contracted significantly, borrowing rates have varied significantly, and borrowing terms have become more restrictive. Historically, we believed that we could access these markets to support our business activities, including operations, acquisitions, and refinancing debt. In the future, we may not be able to obtain credit or capital market financing (such as through equity offerings) on acceptable terms, or at all, which could have an adverse effect on our financial position, results of operations, and cash flows. In addition, the state of the capital and credit markets could also affect other entities with which we do business, including our commercial and other clients and our suppliers, subcontractors, and team members, which could also have an adverse effect on our financial position, results of operations, and cash flows.

RISKS RELATED TO OUR INDUSTRY

We rely substantially on government clients for our revenue, and government spending priorities may change in a manner adverse to our business.

Currently, we derive 100% of our revenue directly or indirectly (through subcontracts with U.S. government prime contractors) from contracts with federal and state government agencies and departments. Virtually all of our major government clients have experienced reductions in budgets at some time, often for a protracted period, and we expect similar reductions in the future. Expenditures by our federal clients may be restricted or reduced by presidential or congressional action or by action of the Office of Management and Budget or otherwise limited. In addition, many states are not permitted to operate with budget deficits, and nearly all states face considerable challenges in balancing budgets that anticipate reduced revenues. In such a situation, a state which has recently been dealing with a multi-billion-dollar budget deficit, may delay some payments due to us, may eventually fail to pay what they owe us, and may delay some programs and projects. For some clients, we may face an unwelcome choice: turn down (or stop) work with the risk of damaging a valuable client relationship, or perform work with the risk of not getting paid in a timely fashion or perhaps at all. For a discussion of the risks associated with incurring costs before a contract is executed or appropriately modified, see “Risks Related to Our Business - We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not subsequently signed or we are not paid for our work, our revenue and profit will be reduced.”

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

The failure of Congress to approve budgets in a timely manner for the federal agencies and departments we support could delay and reduce spending and cause us to lose revenue and not achieve profitability.

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, it typically enacts a continuing resolution. Continuing resolutions generally allow federal agencies and departments to operate at spending levels based on the previous budget cycle. When agencies and departments must operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve budgets in a timely manner can result in the loss of revenue in the event federal agencies and departments are required to cancel or change existing or new initiatives, or the deferral of revenue to later periods due to delays in implementing existing or new initiatives. The budgets of many of our state and local government clients are also subject to similar budget processes, and thus subject us to similar risks and uncertainties.

A decline in U.S. Government spending and mission priorities may adversely affect our future revenue and limit our growth prospects.

Continued U.S. Government expenditures on intelligence, defense and other programs for which we provide support are critically important for our business. While spending authorizations for intelligence and defense-related programs by the government has increased in recent years due to greater homeland security and foreign military commitments, and to a general outsourcing trend, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services, or contract opportunities may be in-sourced to be performed by U.S. Government employees. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, including the current conflicts in Iraq and Afghanistan, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from intelligence and defense-related programs as a result of competing demands for federal funds, or other factors. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following:

•	budgetary constraints affecting U.S. Government spending generally, or specific departments or agencies in particular, and changes in available funding;
•	changes in U.S. Government programs or requirements; and
•	Possible U.S. Government shutdown and other potential delays in the appropriations process.
•	Spending sequestration as it relates to the Budget Control Act of 2012.

These or other factors could cause U.S. Government agencies and departments to reduce their purchases under contracts, exercise their right to terminate contracts, or not exercise options to renew contracts, any of which could cause us to lose revenue. A significant decline in overall U.S. Government spending, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

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

If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and even state and local government agencies and departments. We may also lose business if we are found not to be sufficiently financially responsible. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether or not true. Federal DCAA audits have been completed on our incurred contract costs through 2005; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by the government have been conducted and may still be conducted on all our government contracts in the future. Our most recent review by DCAA found that Innolog had an inadequate accounting system, which we’ve taken steps to address by hiring an accounting consulting firm, hiring a Chief Financial Officer and establishing firm accounting policies and procedures.

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

In the future, the federal government may change its procurement practices or adopt new contracting laws, rules, or regulations that could cause its agencies and departments to curtail the use of services firms or increase the use of companies with a “preferred status,” such as small businesses. For example, legislation restricting the procedure by which services are outsourced to federal contractors has been proposed in the past, and if such legislation were to be enacted, it would likely reduce the amount of services that could be outsourced by the federal government. Any such changes in procurement practices or new contracting laws, rules, or regulations could impair our ability to obtain new contracts and materially reduce our revenue. Other government clients could enact changes to their procurement laws and regulations that could have similar adverse effects on us.

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

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a net loss of $3,027,789 and used cash in operating activities of $721,268 for the year ended December 31, 2011. For the twelve months ended December 31, 2012, we generated a net loss of $4,885,690 and used cash in operating activities of $1,437,186. At December 31, 2011, we had negative working capital of $11,250,944, an accumulated deficit of $12,268,374 and our total stockholders’ deficiency was $11,165,636. At December 31, 2012 we had negative working capital of $11,522,763, an accumulated deficit of $17,154,065 and our total stockholders' deficiency was $13,477,080. There are many claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

Our ability to continue as a going concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our lenders, our ability to control and reduce our expenses and our ability to raise equity or debt financing as we need it. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time. We may never be profitable. The report from the Company’s independent registered public accounting firm relating to the December 31, 2012 consolidated financial statements states that there is doubt about the Company’s ability to continue as a going concern.

We depend on contracts with federal agencies and departments for a substantial portion of our revenue and our business, revenue, and operating results could be materially and adversely affected if our relationships with these agencies and departments deteriorate.

We derive 100% of our revenue directly or indirectly (through subcontracts with U.S. government prime contractors) from contracts with the federal government. We believe that federal contracts will continue to be a significant source of our revenue for the foreseeable future.

Because we have a large number of contracts with our clients, we continually bid for and execute new contracts, and our existing contracts continually become subject to re-competition and expiration. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that the requirements those expiring contracts were satisfying will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set aside for small business), or that we will be successful in any such re-procurements. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results will be materially harmed.

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

We are currently the subject of investigations by the U.S. Department of Labor and the Internal Revenue Service. As a result of these investigations, we will likely have to pay back taxes, penalties and interest to the Internal Revenue Service and lost earnings to participants of our 401(k) plan. These payments may be significant, and may adversely affect our liquidity.

In late 2009, the U.S. Department of Labor initiated an investigation relating to the Company’s 401(k) plan. The Company has been cooperating in the investigation and has been providing the information requested by the Department of Labor. The Company estimates that approximately $183,304 is due to the participants in the Plan.

The Internal Revenue Service has filed various liens amounting to approximately $321,494. There are various matters and issues pending before the IRS. The Company has sought an installment payment plan, but has not heard from the IRS regarding the proposed payment plan.

We do not know what the terms will be if we reach settlement agreements with the Department of Labor or the IRS. If we are required to make lump sum payments as a result of these investigations, our liquidity could be adversely affected.

Our dependence on GSA Schedule and other IDIQ contracts creates the risk of increasing volatility in our revenue.

We believe that one of the key elements of our success is our position as a prime contractor under GSA Schedule contracts and other IDIQ contracts. As these types of contracts have increased in importance over the last several years, we believe our position as a prime contractor has become increasingly important to our ability to sell our services to federal clients. However, these contracts require us to compete for each delivery order and task order, rather than having a more predictable stream of activity and, therefore, revenue, during the term of a contract. There can be no assurance that we will continue to obtain revenue from such contracts at these levels, or in any amount, in the future. To the extent that federal agencies and departments choose to employ GSA Schedule and other contracts encompassing activities for which we are not able to compete or provide services, we could lose business, which would negatively affect our revenue and our ability to achieve profitability.

We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could materially and adversely affect our revenue and operating results.

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based on factors such as the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to exercise its renewal options. In addition, federal contracts rely on congressional appropriation of funding, which is typically provided only partially at any point during the term of federal contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency to the contract. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period is likely to be inaccurate because the receipt and timing of this revenue often depends on subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, the actual receipt of revenue on engagements included in backlog may never occur or the amount or timing of such revenue may change because client priorities could change, a program or project schedule could change, the program or project could be canceled, the government agency or other client could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified, or terminated. Although we adjust our backlog periodically to reflect modifications to or renewals of existing contracts, awards of new contracts, or approvals of expenditures, if we fail to realize revenue corresponding to our backlog, our revenue and operating results could be materially adversely affected.

Because much of our work is performed under task orders, delivery orders, and short-term assignments, we are exposed to the risk of not having sufficient work for our staff, which can affect our operating results.

We perform some of our work under short-term contracts. Even under many of our longer-term contracts, we perform much of our work under individual task orders and delivery orders, many of which are awarded on a competitive basis. If we cannot obtain new work in a timely fashion, whether through new contracts, task orders, or delivery orders, modifications to existing contracts, task orders, or delivery orders, or otherwise, we may not be able to keep our staff profitably utilized. It is difficult to predict when such new work or modifications will be obtained. Moreover, we need to manage our staff utilization carefully to ensure that those with appropriate qualifications are available when needed and that staff do not have excessive down-time when working on multiple projects, or as projects are beginning or nearing completion. There can be no assurance that we can profitably manage the utilization of our staff. In the short run, our costs are relatively fixed, so sub-optimal staff utilization hurts operating results.

Loss of key members of our senior operating leadership team could impair our relationships with clients and disrupt the management of our business.

Although the depth of our organization has grown in recent years, we believe that our success depends on the continued contributions of the members of our senior operating leadership. We rely on our senior leadership to generate business and manage and execute projects and programs successfully. In addition, the relationships and reputation that many members of our operating leadership team have established and maintain with client personnel contribute to our ability to maintain good client relations and identify new business opportunities. Apart from a consulting agreement with former President and Chief Executive Officer, we do not generally have agreements with members of our operating leadership providing for a specific term of employment. The loss or rumored loss of any member of our senior operating leadership could adversely affect our stock price.

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

Growing through acquisitions is a key element of our future business strategy, and we will review acquisition opportunities as they become available These activities may involve significant costs, be disruptive, or not be successful. These activities may divert the attention of management from existing operations and initiatives.

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

When we are able to identify an appropriate acquisition candidate, we may not be able to negotiate the price and other terms of the acquisition successfully or finance the acquisition on terms satisfactory to us. Our out-of-pocket expenses in identifying, researching, and negotiating potential acquisitions will likely be significant even if we do not ultimately acquire identified businesses. In addition, negotiations of potential acquisitions and the integration of acquired business operations may divert management attention away from day-to-day operations and may reduce staff utilization and adversely affect our revenue and operating results.

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

Our acquisition of Innovative was accounted for as a purchase and involved a purchase price well in excess of tangible asset values, resulting in the creation of goodwill and other intangible assets. We plan to continue acquiring businesses if and when opportunities arise, further increasing our intangible assets. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of earnings like we did with Innovative.

We face intense competition from many firms that have greater resources than we do, as well as from smaller firms that have narrower service offerings and serve niche markets. This competition could result in price reductions and loss of market share.

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

Systems or service failures could interrupt our operations, leading to reduced revenue.

Any interruption in our operations or any systems failures, including, but not limited to: (i) the inability of our staff to perform their work in a timely fashion, whether caused by limited access to, or closure of, our or our clients’ offices or otherwise; (ii) failure of network, software, or hardware systems; and (iii) other interruptions and failures, whether caused by us, subcontractors, team members, third-party service providers, unauthorized intruders or hackers, computer viruses, natural disasters, power shortages, terrorist attacks, or otherwise, could cause loss of data and interruptions or delays in our business or that of our clients, or both. In addition, failure or disruption of mail, communications, or utilities could cause an interruption or suspension of our operations or otherwise harm our business.

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

We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not subsequently signed or we are not paid for our work, our revenue will be reduced.

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

Efforts involving a different focus, new services, new clients, new practice areas, new lines of business, new offices, or new geographic locations entail inherent risks associated with inexperience and competition from other participants in those areas. Our inexperience may result in costly decisions that could harm our operating results. In particular, implementation services often relate to development and implementation of critical infrastructure or operating systems that our clients view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us.

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

Our success depends, partly, on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. In addition, the costs we incur in anticipation or response may be substantial and may be greater than we expect, and we may never recover these costs. Also, our clients and potential clients may slow the growth in their use of technology, or technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our revenue or our ability to obtain and complete client engagements successfully.

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

Our inability to obtain capital, use internally generated cash, or use shares of our common stock or debt to finance our operations or our future expansion efforts could impair the growth and expansion of our business.

Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of common stock to consummate expansions will depend on our market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using shares of common stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use common stock to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we will need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (i) obtain additional capital on acceptable terms, (ii) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (iii) use shares of common stock to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement and negatively impact our stock price.

Our obligations under our credit facilities are secured by our assets. Thus, if the lending groups forecloses on its security interest, we may have to liquidate some or all of our assets, which may cause us to curtail or cease operations.

Our obligations under our current loan and security agreements are secured by all of our assets. If we default under these credit facilities, we could be required to repay all of our borrowings thereunder. As of December 31, 2012, we owe approximately $3,750,000 under these agreements. In addition, the lender could foreclose its security interest and liquidate some or all of our assets, which could cause us to curtail or cease operations.

Because of our lack of working capital and our inability to receive progress payments, we will require additional financing to continue our operations. If we are unable to obtain financing as and when we need it, our operations could be impaired and we may even be required to cease our operations.

At December 31, 2011, our working capital deficit was approximately $(11.3) million and at December 31, 2012 our working capital deficit was approximately $(11.5) million. Included in working capital is approximately $418,000 of contract cost accounts receivables at December 31, 2011 and $327,472 at December 31, 2012. These amounts represent work performed and services rendered pursuant to government contracts. For almost all of our government contracts, we do not receive interim progress payments. As a result, we must finance the cost of the work over the length of the contract, which can continue, in some cases, for more than a year. We generally fund most of our working capital requirements out of cash flow generated from operations and other borrowings. If we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivables, or if we are unable to borrow additional funds, we may not have sufficient cash flow to fund our operating costs. If we are not able to obtain necessary financing when we need it, we may be unable both to meet our obligations under our existing contracts and to obtain additional contracts, which could impair our operations and could even result in a cessation of business.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Even if funds are legally available for distribution, we may nevertheless decide not to or may be unable to pay any dividends. We intend to retain all earnings for our company’s operations. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell our common stock and may lose some or all of the amount of your investment. Any determination to pay dividends in the future on our common stock will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that our board of directors deems relevant. Neither our Series A Convertible Preferred Stock nor our Series B Convertible Preferred Stock are subject to this provision. Our Series A Convertible Preferred Stock is entitled to distributions of 10% of our net income, if any, annually and our Series B Convertible Preferred Stock is entitled to a dividend equal to equal to 6% of the Company’s Net Income (as defined in the Certificate of Designation) divided by the number of shares of Series B Preferred Stock outstanding as of the date of the Company’s year end audited financial statements. At December 31, 2012 we had 36,894,758 shares of Series A Convertible Preferred Stock outstanding and no shares of Series B Convertible Preferred Stock outstanding.

Nevada law may inhibit potential acquisition bids and other actions that you and other stockholders may consider favorable, and the market price of our common stock may be lower as a result.

We are subject to the anti-takeover provisions of Sections 78.378 -78.3793 of the Nevada Revised Statutes, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals, delay or prevent a change-in-control transaction, discourage others from making tender offers for our common stock and/or prevent changes in our management.

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

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies that are not traded on a national securities exchange whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

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

Our board of directors and our greater than 5% stockholders own or control over 85% of the fully diluted common and preferred shares of the Company. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors, amending our Articles of Incorporation or bylaws, and approving mergers or other business combinations or transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders and their affiliated entities. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company. The stock ownership of our principal stockholders and their affiliated entities may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We are responsible for the indemnification of our officers and directors, which could result in substantial expenditures.

Our bylaws provide for the indemnification of our directors, officers, employees, and agents, and, under certain circumstances, for attorneys’ fees and other expenses incurred by them in litigation to which they become a party arising from their association with or activities on behalf of the Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

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

As a result of our business activities and acquisitions, we may incur additional debt in the future. Such debt could increase the risks described herein and lead to other risks. The amount of our debt could have important consequences for our stockholders, such as:

•	our ability to obtain additional financing for working capital, capital expenditures, product and service development, acquisitions, general corporate purposes, and other purposes may be impaired;

•	a substantial portion of our cash flow from operations could be dedicated to the payment of the principal and interest on our debt;

•	our vulnerability to economic downturns and rises in interest rates will be increased;

•	we may be unable to comply with the terms of our financing agreements;

•	our flexibility in planning for and reacting to changes in our business and the marketplace may be limited; and/or

•	we may be at a competitive disadvantage relative to other firms.

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

Failure to comply with restrictive covenants imposed by our financing arrangements, if not cured through performance or an amendment of our financing arrangements, could result in a default. An amendment of our financing arrangements could substantially adversely affect our revenue, cash flows, and operating results. In the event of a default, our lenders could, among other things: (i) declare all amounts borrowed to be due and payable, together with accrued and unpaid interest; (ii) terminate their commitments to make further loans, if such commitments existed; and/or (iii) proceed against the collateral securing obligations owed to them. In turn, such action by our lenders could lead to the bankruptcy, insolvency, financial restructuring, and/or liquidation of our Company, any of which would have a significant adverse effect on the value of our stock.

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

Lau Massachusetts Business Trust et. al. vs. Innovative Logistics Techniques, Inc.  This complaint was filed in June 2010 in the Circuit Court of Fairfax County Virginia (Case No. 2010-8002).  The complaint alleges, among other things, breach of various contracts, trover and conversion of funds based on the Company’s receipt of moneys that allegedly should have been paid over to the complainant or its affiliates in or about 2008 and non-payment of various alleged settlement arrangements.   The Company has entered into a settlement agreement, as amended (under which, the Company was in default), and a forbearance agreement requiring the payment of approximately $375,000. An initial payment of $75,000 was due about March 31, 2012 and the remainder was to be paid with interest over the next 12 months. The Company is in default of the settlement and forbearance agreements.

U.S. Department of Labor vs. Innovative Logistics Techniques, Inc. and ILT 401K Plan.  This complaint was filed in November 2012, in the US District Court for the Eastern District of Virginia (Civil Action No. 12-1321). The complaint, covering a period from January 1, 2007 through April 1, 2011, alleges, among other things, failure by the Company to remit certain employee assets to the Plan and wrongful treatment and use of Plan assets. The Complaint seeks restoration of Plan assets (including lost profits) of approximately $200,000, an injunction against the Company regarding ERISA activities and other legal and equitable relief. The company filed a response dated February 25, 2013 and is awaiting a decision from the court.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.001 par value per share, has been quoted on the OTC Bulletin Board under the symbol “INHC” since August 18, 2010. Before that date, our common stock traded under the symbol “UKMA”. The following table sets forth, for each fiscal quarter for the past two years, the reported high and low closing bid quotations for our common stock as reported on the OTC Bulletin Board. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

PERIOD	HIGH	LOW
Year Ended December 31, 2012
Quarter ended March 31, 2012	$0.11	$0.002
Quarter ended June 30, 2012	$0.11	$0.036
Quarter ended September 30, 2012	$0.092	$0.043
Quarter ended December 31, 2012	$0.075	$0.011

Year Ended December 31, 2011:
Quarter ended March 31, 2011	$0.026	$0.00
Quarter ended June 30, 2011	$0.00	$0.00
Quarter ended September 30, 2011	$0.00	$0.00
Quarter ended December 31, 2011	$0.00	$0.00

HOLDERS

We have approximately 207 record holders of our common stock as of April 4, 2013  according to a stockholders’ list provided by our transfer agent as of that date. The number of registered stockholders does not include any estimate by us of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is VStock Transfer, LLC located at 77 Spruce Street Suite 201, Cedarhurst, NY 11516, and its telephone number is 212-828-8436.

DIVIDENDS

For the twelve months ended December 31, 2012 and 2011 no dividends were paid. Information about these dividends is included in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Currently we do not intend to pay cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock are not subject to this provision and are entitled to accrue annual dividends equal to 10% of the prior year’s net income of the Company, divided pro rata among the holders of our Series A Convertible Preferred Stock.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2012, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	10,782,000	$.50	7,192,538
Total	10,782,000		7,192,538

(1)	Includes outstanding options granted pursuant to our 2006 Stock Option, Deferred Stock and Restricted Stock Plan.
(2)	Includes shares remaining available for future issuance under our 2006 Stock Option, Deferred Stock and Restricted Stock Plan.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this report.

OVERVIEW

We are a holding company designed to make acquisitions of companies in the government services industry. Our first acquisition, Innovative Logistics Techniques, Inc. is a solutions oriented provider of logistics services primarily to agencies of the U.S. government, but also to state and local agencies and to private businesses. We provide tools to our customers, which allow them to manage the flow of goods, information or other resources through the integration of information, transportation, inventory, warehousing, material handling and security. Our goal is to expand our business, not only through the acquisition of new contracts but also through the acquisition of companies in the government services industry. Our home office is located in Fairfax, Virginia, and we have one additional office located in Washington D.C.

The federal government is the largest consumer of services and solutions in the United States. Given the current focus on the nation’s increasing debt levels, the rate of growth in federal spending is not expected to grow as rapidly as it has over the last 10 years. However, we believe that the federal government’s spending will continue to increase, albeit at a slower pace, driven by the expansion of national security and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government technical professionals, the continuing impact of federal procurement reforms and the need to identify cost reductions and increase agency efficiencies. For example, federal government spending on information technology has consistently increased each year since 1980. INPUT, an independent federal government market research firm, expects this trend to continue. Federal government spending on information technology increased from approximately $76 billion in federal fiscal year 2009 to $84 billion in federal fiscal year 2011 and is projected to increase to $91 billion in federal fiscal year 2016. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering.

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

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this discussion and analysis:

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $46,566 and $35,590 at December 31, 2012 and 2011, respectively.

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

Goodwill:

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill is tested for impairment at least annually. The Company did not recognized an impairment loss during the year ended December 31, 2012 and 2011.

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At December 31, 2012, the Company has no unrecognized tax benefits.

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

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of
	2012	Sales	2011	Sales
Contract revenue	$5,103,110	100%	$4,770,738	100%

Direct costs	3,001,953	58.8%	2,315,856	48.5%

Other operating expenses	3,954,771	77.5%	4,598,017	96.4%

Bad debts, affiliate	-	-	29,672	0.6%

Operating loss	(1,853,614)	(36.3)%	(2,172,807)	(45.5)%

Other income	80,839	1.6%	586,510	12.3%

Other expenses	(3,112,915)	(61.0)%	(1,441,492)	(30.2)%

Loss before income tax	(4,885,690)	(95.7)%	(3,027,789)	(63.5)%

Income tax expense	-		-

Net loss	$(4,885,690)	(95.7)%	$(3,027,789)	(63.5)%

Contract Revenues. Revenues for the twelve months period ended December 31, 2012 increased almost 7% over the previous year as the company has started to generate additional revenue from new and old contracts and from equipment and hardware sales purchased on behalf of our customers.

On September 26, 2012 the Company was informed that it did not win the re-compete of its Army contract. The company filed a protest and on November 9, 2012 was informed that the Army is taking corrective action. Instead of moving forward with the award to the other company, the Army intends to reevaluate the proposals and make another source selection decision, which results in Innolog being back in competition as a candidate to win the re-compete. As of this date the Company has not had any communications on the results.

On March 6, 2013, the management of Innovative Logistics Techniques, Inc., a wholly owned subsidiary of Innolog Holdings Corporation (the “Registrant”), received a letter from the Department of the Navy notifying the company that contract N00173-08-C-2042 was expiring on April 30, 2013 and was not being renewed.

Direct Costs. Direct costs increased as a percentage of revenue for the twelve months ended December 31, 2012 due to better allocation of direct costs to contracts versus the previous year and in the mix of contracts with a lower gross margin.

Other Operating Expenses. Operating expenses include indirect contract costs and costs not allocable to contracts. For the twelve months ended December 31, 2012 and 2011 these expenses included increased penalties relating to the non- payment of various payroll taxes and tax withholdings. For the twelve months period ended December 31, 2012, these expenses decreased by 14% from the previous year. The decrease occurred mostly in indirect contract costs in the areas of general and administrative expenses, rent, and fringe benefits.

Operating Loss. The Company decreased its operating loss by 14.7% in the twelve months ended December 31, 2012 from the previous year. This was due to a decrease in indirect contract costs as discussed above.

Other Income. For the twelve months ended December 31, 2012 other income relates to a gain on debt extinguishment and in 2011a legal settlement relating to former leased office space.

Other Expenses. Other expenses for the twelve months ended December 31, 2012 were made up of interest expense of $2,903,476 and the amortization of debt discount of $209,439 and for the twelve months ended December 31, 2011 were made up of interest expense of $1,441,492. Interest expense increased due to an increase in debt.

Net Loss. For the twelve months ended December 31, 2012 and 2011, our net loss was $4,885,690 versus a net loss of $3,027,789. The increase in net loss is attributable to an increase in interest expense.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $1,437,186 for the twelve months ended December 31, 2012 and $721,268 for the twelve months ended December 31, 2011. Cash was used primarily to support operating losses.

Net cash flow used in investing activities was $11,717 for the twelve months ended December 31, 2012 and $4,771 for the twelve months ended December 31, 2011. In 2012 and 2011 cash was used in investing activities for equipment purchases.

Net cash flow provided by financing activities was $1,484,289 for the twelve months ended December 31, 2012 and $726,039 for the twelve months ended December 31, 2011. Receipts of cash flow from financing activities during the twelve months ended December 31, 2012 and 2011 primarily consisted of borrowings from and payments to related and non-related party lenders.

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

At December 31, 2012 we had $35,386 of cash on hand. We will need significant additional financing to fund our operations over the next 12 months. The Company has sustained substantial operating losses since inception, and had a stockholders’ deficit (defined as total assets minus total liabilities) of $13,477,080 and $11,165,636 at December 31, 2012 and 2011, respectively. There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable, that could ultimately cause the Company to cease operations.

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

Because of our historic net losses and negative working capital position, our independent auditors, in their report on our consolidated financial statements for the year ended December 31, 2012, expressed substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Off-Balance Sheet Arrangements

Loan

Holdings and Innovative (the “Borrowers”) have entered into an agreement (the “Loan Agreement”) with seven individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of December 31, 2012 and 2011 amounted to $2,000,000 and $1,499,384, respectively, collateralized by substantially all assets of the Borrowers and guaranteed by Galen. Repayment of the loan is due on May 31, 2017. In order to make the loan to the Borrowers, the Lenders borrowed $1,000,000 from Eagle Bank and $1,000,000 from Reliant Bank. The promissory note to Eagle Bank has a maturity date of August 26, 2013 and interest is payable monthly at the bank’s prime rate (as defined) plus 1% with a minimum rate of 7.5%. The promissory note to Reliant Bank has a maturity date of March 28, 2014 and interest is payable monthly at fixed rate of 7.0%. In addition, the Reliant Bank loan is secured by a $250,000 deposit, of which $165,000 was deposited by the Company. Interest is directly paid by the Company to the banks on a monthly basis.

Loans From Related Parties

During the year ended December 31, 2012, we received loans totaling $3,037,529 from related parties including convertible notes payable and paid back loans totaling $708,571. As of the year ended December 31, 2012 the outstanding balance was $4,777,159. Of these loans $982,159 were in default as of December 31, 2012.

Loans From Unrelated Parties

During the year ended December 31, 2012, we received loans totaling $1,980,000 from unrelated parties and paid back loans totaling $2,065,000. As of the year ended December 31, 2012 the outstanding balance was $812,000. Of these loans $662,000 were in default as of December 31, 2012.

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

The following table summarizes our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank indebtedness	$-	$-	$-	$-	$-
Other indebtedness	5,589,159	1,839,159	-	3,750,000	-
Operating leases	709,000	236,000	352,000	121,000	-
Totals:	$6,298,159	$2,075,159	$352,000	$3,871,000	$-

Late deposit of payroll taxes and employee income tax withholdings

At December 31, 2012, the Company is delinquent with filing and remitting payroll taxes of approximately $4,071,610 including estimated penalties and interest related to payroll taxes withheld since December 31, 2009. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability As of December 31, 2012 and 2011, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $4,071,610 and $3,694,635, respectively. The Company is currently in discussions with the taxing authorities to develop a payment plan. On March 17, 2011 the taxing authorities filed a notice of federal tax lien in the amount of $321,494 in Fairfax, VA.

Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There was no employer contribution for the years ended December 31, 2012 and 2011, respectively.

Innovative has been late in making deposits of employee deferrals. In November 2012, the Department of Labor filed a complaint against the company. See legal section for more details.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments and had no foreign exchange contracts as of December 31, 2012. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and certain debt obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Innolog Holdings Corporation

We have audited the accompanying consolidated balance sheets of Innolog Holdings Corporation (the “Company”) and its subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholder’s deficiency, and cash flows for the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innolog Holdings Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operation and their cash flow for each of the two years ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained substantial operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, NY

April 15, 2013

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS
Current Assets
Cash	$35,386	$-
Accounts receivable, net	327,472	418,617
Prepaid expenses and other current assets	1,338	11,062
Total current assets	364,196	429,679

Property and equipment, net	22,281	20,343
Restricted cash	165,000	-
Other assets	109,261	64,965
Total Assets	$660,738	$514,987

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Cash overdraft	$-	$97,100
Line of credit, bank	-	497,570
Accounts payable	2,956,288	2,525,149
Accrued salaries, benefits and payroll taxes	3,612,039	3,128,947
Accrued interest	1,304,212	769,163
Other accrued liabilities	2,150,765	1,240,398
Deferred rent	24,496	24,495
Notes payable, others	812,000	897,000
Notes payable, affiliates	1,027,159	2,500,801
Total current liabilities	11,886,959	11,680,623

Long Term Liabilities
Notes payable, affiliates	2,000,000	-
Convertible notes payable, affiliates net of debt discount of $1,499,141 as of December 31, 2012	250,859	-
Total long term liabilities	2,250,859	-
COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
Common stock, $0.001 par value, 200,000,000 shares authorized;
17,974,538 and 15,129,973 shares issued and outstanding
at December 31, 2012 and 2011, respectively	17,975	15,130
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
Series A Convertible: 38,000,000 shares designated;
36,894,758 shares issued and outstanding
at December 31, 2012 and 2011	36,895	36,895
Series B Convertible: 7,800,000 shares designated: 0 shares
issued and outstanding at December 31, 2012 and 2011	-	-
Additional paid in capital	3,622,115	1,050,713
Accumulated deficit	(17,154,065)	(12,268,374)
Total stockholders' deficiency	(13,477,080)	(11,165,636)

Total Liabilities and Stockholders' Deficiency	$660,738	$514,987

The accompanying notes are an integral part of the consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Revenues	$5,103,110	$4,770,738

Operating expenses
Direct costs	3,001,953	2,315,856
Operating expenses	3,954,771	4,598,017
Bad debt expense, affiliate	-	29,672
Total operating expenses	6,956,724	6,943,545

Loss from operations	(1,853,614)	(2,172,807)

Other Income (Expenses)
Amortization of debt discount	(209,439)	-
Gain on debt extinguishment	80,645	-
Gain on legal settlement	-	586,510
Other income	194	-
Interest expense	(2,903,476)	(1,441,492)
Total other income (expenses)	(3,032,076)	(854,982)

Loss before income tax provision	(4,885,690)	(3,027,789)

Income tax provision	-	-

Net Loss	$(4,885,690)	$(3,027,789)

Loss per share - basic and diluted	$(0.31)	$(0.21)

Weighted average number of shares – basic and diluted	$15,924,581	14,514,905

The accompanying notes are an integral part of the consolidated financial statements

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	COMMON STOCK		SERIES A CONVERTIBLE PREFERRED STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIENCY
Balance, December 31, 2010	13,629,973	$13,630	37,394,758	$37,395	$862,923	$(9,240,585)	$(8,326,637)
Series A preferred stock converted into common stock	500,000	500	(500,000)	(500)	-	-	--

Common stock issued as an inducement to note holder	1,000,000	1,000	-	-	63,700	-	64,700

Warrants granted for services	-	-	-	-	124,090	-	124,090

Net loss	-	-	-	-	-	(3,027,789)	(3,027,789)

Balance, December 31, 2011	15,129,973	$15,130	36,894,758	$36,895	$1,050,713	$(12,268,374)	$(11,165,636)

Series A convertible preferred stock issued	-	-	300,000	300	2,700	-	3,000
Series A preferred stock converted into common stock	300,000	300	(300,000)	(300)	-	-	-
Common stock issued for accrued services	869,565	870	-	-	59,130	-	60,000

Common stock issued for interest expenses	625,000	625	-	-	36,875		37,500
Common stock issued upon exercise of warrants	1,050,000	1,050	-	-	(1,050)	-	--

Warrants granted for settlement of notes payable and services	-	-	-	-	765,166	-	765,166

Beneficial conversion feature on issuance of convertible note and warrants	-	-	-	-	1,708,581	-	1,708,581
Net loss	-	-	-	-	-	(4,885,690)	(4,885,690)
Balance, December 31, 2012	17,974,538	$17,975	36,894,758	$36,895	$3,622,115	$(17,154,064)	$(13,477,079)

The accompanying notes are an integral part of the consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,885,690)	$(3,027,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,780	8,130
Stock based compensation	729,462	188,790
Amortization of debt discount	209,439	-
Gain on legal settlement	(80,645)	(586,510)
Bad debt expense, affiliates	-	29,672
Accrued loss on contracts	-	(47,782)
Common stock issued for interest expenses	37,500	-
Changes in operating assets and liabilities:
Accounts receivable	91,145	293,189
Prepaid expenses and other assets	(34,572)	(31,829)
Deferred rent	-	(8,763)
Accounts payable and accrued expenses	2,486,397	2,461,624

Net cash used in operating activities	(1,437,186)	(721,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchased	(11,717)	(4,771)

Net cash used in investing activities	(11,717)	(4,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(97,100)	35,877
Restricted cash	(165,000)	-
Net borrowings from former stockholder	-	(251,350)
Borrowings on advances from affiliates	-	229,317
Borrowings on note payable, others	1,980,000	1,466,500
Repayments on note payable, others	(2,065,000)	(1,046,405)
Borrowings on note payable, affiliate/related party	3,037,529	816,500
Repayments on note payable, affiliate/related party	(708,571)	(524,400)
Repayment of LOC	(497,570)
Net cash provided by financing activities	1,484,289	726,039

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,386	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,386	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$858,600	$907,904
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2012, the Company recorded $1,708,581 of beneficial conversion feature that is related to convertible notes.

During the year ended December 31, 2012, the Company issued 869,565 shares of common stock for accrual valued at $60,000.

During the year ended December 31, 2012, the Company issued 300,000 Series A convertible preferred stock for accrual valued at $3,000.

During the year ended December 31, 2012, the Company issued 300,000 shares of common stock upon conversion of 300,000 Series A convertible preferred stock of the Company valued at $300.

During the year ended December 31, 2012, the Company issued 1,050,000 shares of common stock upon exercise of 1,050,000 warrants of the Company valued at $1,050.

During the year ended December 31, 2012, the Company issued warrants in settlement of notes payable and accrued liabilities of $35,705.

During the year ended December 31, 2011, the Company issued 500,000 shares of common stock upon conversion of 500,000 Series A convertible preferred stock of the Company valued at $500.

During the year ended December 31, 2011, the Company issued 1,000,000 shares of common stock with a fair value of $64,700 to Galen Capital in conjunction with loans from unrelated individuals in exchange for preferred stock transferred from Galen Capital.

The accompanying notes are an integral part of the consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and with the instructions to Form 10-K. Accordingly, they do include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Note 2: Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception, the Company has reported a net loss of $4,885,690 for the year ended December 31, 2012 and $3,027,789 for the year ended December 31, 2011. As of December 31, 2012 the Company has reported an accumulated deficit of $17,154,065, had a stockholders’ deficiency (defined as total assets minus total liabilities) of $13,477,080 and a working capital deficit (current liabilities minus current assets) of $11,522,763. There are delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable that could ultimately cause the Company to cease operations.

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

The report of the Company’s independent registered public accounting firm relating to the December 31, 2012 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $46,566 and $35,590 at December 31, 2012 and December 31, 2011, respectively.

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

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At December 31, 2012, the Company has no unrecognized tax benefits.

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

The Company applies the provisions of FASB ASC 740, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At December 31, 2012, the Company has no unrecognized tax benefits.

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

The computation of basic and diluted loss per share for the twelve months ended December 31, 2012 and 2011 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company's consolidated financial statements.

Note 4: Major Customers

Revenues from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total revenues for the twelve months ended December 31, 2012 and 2011. The single largest customer through December 31, 2012 was U.S. Navy Research Laboratory which generated approximately 58% of total sales.

Note 5: Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Billed receivables	$374,038	$454,207
Reserve for bad debts	(46,566)	(35,590)
Total	$327,472	$418,617

Contract receivables from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total contract receivables at December 31, 2012 and December 31, 2011.

Note 6: Accounts Payable and Accrued Liability

Accounts payable and accrued expenses at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011

Accounts payable	$2,956,289	$2,525,149
Accrued liabilities	2,150,765	1,240,398
Accrued interest- other	882,189	532,211
Accrued interest-related party	422,023	236,952
Accrued salaries and benefits	3,612,038	3,128,947
	$10,023,304	$7,663,657

Note 7: Line of Credit

On June 14, 2011, Holdings renewed a credit agreement with Eagle Bank under which it may borrow up to $500,000. Borrowings under the agreement are guaranteed by seven individuals, who are directly or indirectly related to Holdings. The borrowings were due on August 26, 2012, if not demanded earlier. Interest is payable monthly at the bank’s prime rate (as defined) plus 1%. The outstanding balance as of December 31, 2012 and 2011 is $0 and $497,570, respectively. This line of credit was paid in full and cancelled on September 28, 2012.

Note 8: Notes Payable, Other

At December 31, 2012 and 2011, notes payable, others consisted of the following:

	2012	2011
On August 11, 2010 an individual loaned the Company $75,000 with a maturity date of October 11, 2010. The loan is unsecured and carries a flat interest rate of $22,500. In addition, on December 12, 2011 the individual loaned the Company $200,000 with a maturity date of January 12, 2012. The loan was secured by accounts receivable, guaranteed by Ian Reynolds, a director, and carried a flat interest rate of $25,000. As of December 31, 2012 and 2011 the total outstanding balance is $13,500 and $237,500 with accrued interest of $73,866 and $57,295, respectively. The loan is in default and carries a default interest rate of 15% per annum.	$13,500	$237,500
On August 30, 2010 an individual loaned the Company $25,000 with a maturity date of December 6, 2010. The loan is unsecured and carried a flat interest rate of $5,000. As of December 31, 2012 and 2011 the outstanding balance is $25,000 with accrued interest of $70,766 and $40,766, respectively. The loan is in default and carries a default interest rate of 10% per month.	25,000	25,000
On July 13, 2010 an individual loaned the Company $100,000 with a maturity date of January 13, 2011. The loan is unsecured and carried a flat interest rate of $30,000. As of December 31, 2012 and 2011 the outstanding balance is $100,000 with accrued interest of $59,836 and $44,795, respectively. The loan is in default and carries a default interest rate of 15% per annum.	100,000	100,000
On July 21, 2010 an individual loaned the Company $25,000 with a maturity date of January 21, 2011. The loan is unsecured and carried a flat interest rate of $7,500. As of December 31, 2012 and 2011 the outstanding balance is $20,000 with accrued interest of $26,814 and $23,806, respectively. The loan is in default and carries a default interest rate of 15% per annum.	20,000	20,000

On July 20, 2010 an individual loaned the Company $65,500 with a maturity date of January 20, 2011. The loan is unsecured and carried a flat interest rate of $19,650. As of December 31, 2012 and 2011 the outstanding balance is $65,500 with accrued interest of $39,193 and $29,341, respectively. The loan is in default and carries a default interest rate of 15% per annum.	65,500	65,500
On July 20, 2010 an individual loaned the Company $34,500 with a maturity date of January 20, 2011. The loan is unsecured and carried a flat interest rate of $10,350. As of December 31, 2012 and 2011 the outstanding balance is $13,000 and $19,500 with accrued interest of $12,602 and $14,560, respectively. The loan is in verbal settlement agreement and is not accruing default interest.	13,000	19,500
On February 28, 2012 a LLC loaned the Company $50,000 with a maturity date of April 3, 2012. The loan is secured by accounts receivable, guaranteed by a director, and carried a flat interest rate of $5,000. In addition, at the option of the holder an additional fee of $5,000 or warrants for 50,000 shares of common stock at $0.07 per share shall be paid and 125,000 shares of common stock. The loan is in default and the Company is paying $6,000 per month in late fees.

On March 2, 2012 a LLC loaned the Company $50,000 with a maturity date of April 3, 2012. The loan is secured by accounts receivable, guaranteed by a director, and carried a flat interest rate of $5,000. In addition, the Company shall issue 500,000 shares of common stock. The loan is in default and the Company is paying $6,000 per month in late fees.

On October 22, 2012 a LLC loaned the Company $100,000 with a maturity date of November 6, 2012. The loan is secured by accounts receivable, guaranteed by a director, and carried a flat interest rate of $10,000. In addition, warrants for 200,000 shares of common stock at $0.01 per share have been issued. The loan was repaid on November 15, 2012 along with default interest which was accrued at 18% pa.

On November 16, 2012 a LLC loaned the Company $100,000 with a maturity date of December 1, 2012. The loan is secured by accounts receivable, guaranteed by a director, and carried a flat interest rate of $10,000. In addition, warrants for 200,000 shares of common stock at $0.01 per share have been issued. The loan is in default and the Company issued 200,000 more warrants under the same terms  and  paying $10,000 in late fees as well as accruing default interest at 18% pa.

On December 4, 2012 a LLC loaned the Company $50,000 with a maturity date of December 19, 2012. The loan is secured by accounts receivable, guaranteed by a director, and carried a flat interest rate of $5,000. In addition, warrants for 500,000 shares of common stock at $0.01  per share have been issued.

The loan is in default and the Company issued 200,000 more warrants under the same terms and paying $5,000 in late fees. As well as accruing default interest at 18% pa.

Total accrued interest and fees was $30,189 and $120,000 as of December 31, 2012 and 2011, respectively.	250,000	-
On August 1, 2010 an LLC loaned the Company $200,000 with a maturity date of September 14, 2011. The loan is secured by accounts receivable and carried a flat interest rate of $20,000. The loan was extended on September 19, 2011 and on November 7, 2011 with a maturity of December 31, 2011.

On August 8, 2011 the LLC and several individuals loaned the Company $225,000 with a maturity date of November 8, 2011. On November 7, 2011 the loans were extended to December 31, 2011. The loans are secured and carried a flat interest rate of $50,000. The loans are guaranteed by a director. The Company issued 1,000,000 warrants which was valued at $60,022 and charged to operations as interest expense during the year ended December 31, 2012.

The Company and the lenders are in dispute over how the payments that were made are being applied. The Company records show that as of December 31, 2012 and 2011 the amount outstanding was $175,000 and $425,000, respectively with accrued interest of $548,270 and $55,446. In February 2013 the parties reached a settlement agreement. See subsequent events note 14.	175,000	425,000
On July 29, 2010 a partnership loaned the Company $20,000 with a maturity date of August 27, 2011. The loan is secured with accounts receivable and carried a flat interest rate of $2,000. As of December 31, 2012 and 2011 the outstanding balance is $0 and $4,500 with accrued interest of $0 and $10,802, respectively. The loan is paid in full.	-	4,500
On December 17, 2012, the Company borrowed $100,000 from a trust. The loan carried an interest rate of 2.5% pa and a maturity date of January 8, 2013. In addition, warrants of 200,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan.

On December 29, 2012, the Company borrowed $50,000 from a trust. The loan carried an interest rate of 2.5% pa and a maturity date of January 17, 2013. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. As of December 31, 2012, accrued interest on this note was $253.	150,000	-
Total Notes Payable- others-Current	$812,000	$897,000

As of December 31, 2012 and 2011, there were $812,000 and $897,000 of the notes outstanding, respectively, issued to individuals, trusts, and corporations not related to the Company.

For new notes during 2011, the lenders were granted warrants to purchase 4,077,500 shares of Innolog common stock at a strike price ranging from $0.01 per share to $0.50 per share and to be issued 300,000 shares of Series A convertible preferred stock. The value of these warrants and preferred stock was $40,994. The entire amount was charged to expense during the twelve months ended December 31, 2011. In addition, for one of the notes in the amount of $100,000, the lender received 452,000 shares of Series A Convertible Preferred Stock and for other notes totaling $150,000 the lender received 500,000 registered shares of common stock from the former sole stockholder of the Company, Galen. In exchange, the Company issued 1,000,000 unregistered shares of its common stock to Galen. The value of these shares was $64,700 on the date of the loan. The entire amount was charged to expense during the twelve months ended December 31, 2011.

During the year ended December 31, 2012 the lenders were granted warrants to purchase 11,207,000 shares of Innolog common stock at a strike price $0.01 per share and issued 625,000 shares of common stock and 300,000 shares of Series A Convertible Preferred Stock. The value of these warrants and common stock was $682,493. The entire amount was charged to expense during the twelve months ended December 31, 2012.

Of these loans, $662,000 and $272,000 have matured as of December 31, 2012 and 2011, respectively and are in default. Additional interest and late fees are due upon default as defined in each note. Total interest and fees incurred on these notes amounted to $1,035,383 and $972,402 for the twelve months ended December 31, 2012 and 2011, respectively. Total interest and fees accrued on these notes amounted to $882,189 and $532,211 as of December 31, 2012 and 2011, respectively.

On March 22, 2011 Atlas Advisors LLC entered into a line of credit in the amount of up to $200,000 with the Company with a maturity date of October 21, 2011. The loan was secured by accounts receivable and carried a flat interest rate of 10% on each draw. As of December 31, 2012 and 2011 the outstanding principal balance was $0. On March 9, 2012 the Company entered into a settlement agreement with Atlas, which reduced the remaining accrued interest and fees of $120,000 to $56,250 payable in 3 installments of $18,750 on March 15, 2012, April 15, 2012, and May 15, 2012 plus 500,000 warrants at an exercise price of $0.01 and expires on March 15, 2017. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $21,290 at the time of issue (note 13); the balance of $42,460 was accounted for as gain on legal settlement for the year ended December 31, 2012. As of December 31, 2012 all obligations had been paid in full.

Also, during the year ended December 31, 2012, the Company received and repaid the following notes:

On February 7, 2012 a trust loaned the Company $100,000 with a maturity date of February 22, 2012. The loan was secured by accounts receivable and carried a flat interest rate of $8,000. As of December 31, 2012 the principal and accrued interest is paid in full.

On July 6, 2012, the Company borrowed $50,000 from a trust. The loan carried a flat fee of $4,000 and a maturity date of July 31, 2012. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On July 9, 2012, the Company borrowed $100,000 from a LLC. The loan carried a flat fee of $10,000 and a maturity date of July 24, 2012. A director also guaranteed this loan. This loan is paid in full.

On July 23, 2012, the Company borrowed $55,000 from a trust. The loan carried a flat fee of $4,500 and a maturity date of August 22, 2012. In addition, warrants of 110,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On August 6, 2012, the Company borrowed $75,000 from a trust. The loan carried a flat fee of $6,500 and a maturity date of August 31, 2012. In addition, warrants of 150,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On August 7, 2012, the Company borrowed $100,000 from a LLC. The loan carried a flat fee of $10,000 and a maturity date of August 22, 2012. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan is paid in full.

On August 21, 2012, the Company borrowed $75,000 a trust. The loan carried a flat fee of $4,500 and a maturity date of September 14, 2012. In addition, warrants of 150,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On August 23, 2012, the Company borrowed $100,000 from a LLC. The loan carried a flat fee of $15,000 and a maturity date of September 14, 2012. In addition, warrants of 200,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. The loan is paid in full.

On September 5, 2012, the Company borrowed $75,000 from a trust. The loan carried a flat fee of $4,500 and a maturity date of September 28, 2012. In addition, warrants of 150,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On September 21, 2012, the Company borrowed $75,000 from a trust. The loan carried a flat fee of $4,500 and a maturity date of October 12, 2012. In addition, warrants of 150,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On September 21, 2012, the Company borrowed $100,000 from a LLC. The loan carried a flat fee of $10,000 and a maturity date of October 14, 2012. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. The loan is paid in full.

On October 4, 2012, the Company borrowed $75,000 from a trust. The loan carried a flat fee of $4,500 and a maturity date of October 26, 2012. In addition, warrants of 150,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On October 19, 2012, the Company borrowed $100,000 from a trust. The loan carried interest at 2.5% p.a. and a maturity date of October 31, 2012. In addition, warrants of 200,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. This loan has been paid in full.

On October 22, 2012, the Company borrowed $100,000 from a LLC. The loan carried a flat fee of $10,000 and a maturity date of November 6, 2012. In addition, warrants of 200,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan. The loan is paid in full.

On November 6, 2012, the Company borrowed $50,000 from a trust. The loan carried interest at 2.5% p.a. and a maturity date of November 19, 2012. A director also guaranteed this loan. This loan has been paid in full.

On November 21, 2012, the Company entered into a promissory note agreement with a trust for amount of up to $100,000, which was amended on November 27, 2012 to increase the amount up to $150,000. The Company borrowed $150,000 from a trust. The loan carried interest at 2.5% p.a. and a maturity date of December 11, 2012. A director also guaranteed this loan. This loan has been paid in full.

Note 9: Related Party Transactions

Notes Payable, affiliates:

At December 31, 2012 and 2011, notes payable, affiliates consisted of the following:

	2012	2011
On August 4, 2011, a director entered into a $200,000 unsecured line of credit with the Company. Each advance under the line of credit had a due date of 30 days. Interest was a 10% flat rate of the principal of each advance. The line of credit matured as of December 31, 2011. As of December 31, 2012 and 2011 the outstanding principal was $0 and $87,100. In October 2012, the $52,600 principal balance was settled into 751,429 warrants of the Company with a strike price of $.07 per share and expiration period of 5 years, which was fair valued at $14,415. Accordingly, the Company recorded a gain on settlement of $38,185 during the year ended December 31, 2012.

On December 19, 2012, a director entered into a $200,000 revolving line of credit with the Company, and loaned the Company funds totaling $90,000. The loan carried an interest rate of 10% of the principal outstanding and a maturity of December 31, 2013. As of December 31, 2012, the outstanding balance is $45,000.

Accrued interest and fees totaled $10,304 and $54,996 at December 31, 2012 and at 2011, respectively.	$45,000	$87,100

On February 10, 2011, a holder of more than 5% of common stock, loaned the Company a total of $150,000. At least 50% of the loan must be repaid by October 31, 2011 with a final maturity of October 31, 2012. As of December 31, 2012 and 2011, $150,000 remained outstanding. The unsecured note carried a flat interest rate of $15,000. As of December 31, 2012 and 2011 the accrued interest is $15,000. The loan has matured and is in default but per the note no late fees or default interest is due.

On March 21, 2011, a holder of more than 5% of common stock, renewed a loan to the Company totaling $50,000. The unsecured note carried a flat interest rate of $10,000 and was to be paid back in monthly installments of $10,000 beginning April 21, 2011 with final payment due on September 21, 2011. The outstanding balance of the loan as of December 31, 2012 and 2011 was $40,000. As of December 31, 2012 and 2011 the accrued interest is $14,623. The loan has matured and is in default but per the note no late fees or default interest is due.	190,000	190,000
On March 21, 2011, the Company assumed an unsecured loan from a director, in the amount of $325,000. The interest rate on the loan was a flat fee of $32,500 and the loan matured on March 21, 2012. As of December 31, 2012 and 2011 the outstanding balance was $325,000. The loan has matured and is in default and carries default rate of interest of 18% per annum.

On October 19, 2011, December 7, 2011 and December 21, 2011 the director, loaned the Company additional funds totaling $75,000. As of December 31, 2011, $25,000 in principal amount of these notes has been repaid. As of December 31, 2012 and 2011, $25,000 and $50,000 in principal amount is outstanding, respectively.

On February 13, 2012 and February 22, 2012, the director, loaned the Company additional funds totaling $50,000. As of December 31, 2012, the outstanding balance is $31,250. In addition, warrants of 50,000 were granted for the purchase of common stock with a strike price of $0.06 and an expiration date of 5 years. These loans matured on April 29, 2012 and May 7, 2012, respectively and are now in default and carry a default interest rate of 18% per annum.

On October 25, 2012, the director loaned the Company additional funds totaling $25,000 with an interest rate of 10% p.a. and a maturity date of November 25, 2012. In addition, warrants of 25,000 were granted for the purchase of common stock with a strike price of $0.07 and an expiration date of 5 years. As of December 31, 2012, the outstanding balance is $25,000. The loan has matured and is in default and carries one time late fees of 10% of the principal amount outstanding and default rate of interest of 18% per annum.

On November 2, 2012, the director loaned the Company additional funds totaling $12,500 with an interest rate of 10% p.a. and a maturity date of December 2, 2012. In addition, warrants of 12,500 were granted for the purchase of common stock with a strike price of $0.07 and an expiration date of 5 years. As of December 31, 2012, the outstanding balance is $12,500. The loan has matured and is in default and carries one time late fees of 10% of the principal amount outstanding and default rate of interest of 18% per annum.
Accrued interest and fees totaled $79,974 and $37,500 at December 31, 2012 and 2011, respectively.	418,750	375,000
On June 21, 2011, a holder of more than 5% of common stock, loaned the Company a total of $70,000. As consideration for these loans, a fee of $7,000 was expensed. As of December 31, 2012 this unsecured loan has an outstanding balance of $70,000 and has matured and the Company is in default. The loan is accruing interest at 28% per annum and a late fee of 10% of the outstanding balance each month. Total accrued interest and fees amount to $154,353 and $50,699 at December 31, 2012 and 2011, respectively.	70,000	70,000
On August 9, 2011 and September 23, 2011, an employee of the Company, loaned the Company a total of $50,000. As of December 31, 2012, all principal and interest has been paid in full.	-	25,000
On October 18, 2011 and December 21, 2011, a director, loaned the Company a total of $50,000. As of December 31, 2012 and 2011, $0 and $25,000 in principal amount of these notes is outstanding. Interest in the amount of $5,814 and $5,000 has accrued at December 31, 2012 and 2011, respectively. The principal amount of the loan has been paid in full.

On September 28, 2012, a director loaned the Company $25,000 with a interest rate of $2,500. As of December 31, 2012, $25,000 in principal amount is outstanding. The principal is due on October 28, 2012 and November 28, 2012 in two installments of $12,500 each. The loan has matured and is in default and carries a default interest rate of 8% pa.	25,000	25,000
Since early 2009 a former director and former officer, loaned the Company funds at various dates. As of December 31, 2012 and 2011, the outstanding balance was $229,409 and $229,317, respectively. Interest in the amount of $75,948 and $41,835 has accrued as of December 31, 2012 and 2011, respectively. The loans have matured and are in default. The default rate of interest is 15% per annum.	229,409	229,317

On September 28, 2012, a director and officer of the Company, loaned the Company $65,000. As of December 31, 2012, $49,000 in principal amount is outstanding. Interest was in the form of 132,000 warrants. The principal payments of $15,000 on or before October 8, 2012, $25,000 by November 8, 2012 and $25,000 by December 8, 2012 are due. The loan has matured and is in default and carries a default interest rate of 8% pa.	49,000	-
Holdings and Innovative (the “Borrowers”) have entered into an agreement (the “Loan Agreement”) with seven individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of December 31, 2012 and 2011 amounted to $2,000,000 and $1,499,384, respectively, collateralized by substantially all assets of the Borrowers and guaranteed by Galen. Repayment of the loan is due on May 31, 2017. In order to make the loan to the Borrowers, the Lenders borrowed $1,000,000 from Eagle Bank and $1,000,000 from Reliant Bank. The promissory note to Eagle Bank has a maturity date of August 26, 2013 and interest is payable monthly at the bank’s prime rate (as defined) plus 1% with a minimum rate of 7.5%. The promissory note to Reliant Bank has a maturity date of March 28, 2014 and interest is payable monthly at fixed rate of 7.0%. In addition, the Reliant Bank loan is secured by a $250,000 deposit, of which $165,000 was deposited by the Company. Interest is directly paid by the Company to the banks on a monthly basis.	2,000,000	1,499,384
Total notes payable- Affiliates	$3,027,159	$2,500,801
Less: Short term portion	(1,027,159)	(2,500,801)
Total notes payable- Affiliates – long term	$2,000,000	$-

As of December 31, 2012 and $3,027,159 and $2,500,801 were outstanding, respectively, on the notes payable to related parties. In 2011, these parties were granted warrants to purchase 5,655,000 shares of Innolog common stock. The strike price to purchase the common stock ranges from $0.01 to $0.50 per share with a 5-year expiration date. The fair value of these warrants amounted to $46,180 and was amortized to interest expense during the twelve months ended December 31, 2011. In 2012, these parties were granted warrants to purchase 914,500 shares of Innolog common stock. The strike price to purchase the common stock ranges from $0.01 to $0.07 per share with a 5-year expiration date. The fair value of these warrants amounted to $38,683 and was amortized to interest expense during the twelve months ended December 31, 2012.

Of these notes, $982,159 and $451,417 were in default as of December 31, 2012 and December 31, 2011, respectively. Total interest and fees incurred on these notes amounted to $345,737 and $259,721 during the twelve months ended December 31, 2012 and 2011. Total interest and fees accrued on these notes amounted $357,297 and $236,952 as of December 31, 2012 and December 31, 2011, respectively.

Also, during the year ended December 31, 2012, the Company received and repaid the following notes:

On October 2, 2012, the director loaned the Company additional funds totaling $20,000 with an interest rate of $2,000 and a maturity date of October 17, 2012. In addition, warrants of 20,000 were granted for the purchase of common stock with a strike price of $0.07 and an expiration date of 5 years. As of December 31, 2012, the loan was repaid in full.

Convertible Notes Payable Long Term, affiliates:

At December 31, 2012 and 2011, notes payable long term, affiliates consisted of the following:

	December 31, 2012	December 31, 2011
A LLC which is an affiliate of a holder of more than 5% of our common stock	$1,750,000	$-
Less: Unamortized debt discount	(1,499,141)
Total Convertible notes payable long term- affiliates, net of debt discount	$250,859	$-

On March 31, 2012, March 21, 2012, March 29, 2012, April 2, 2012, April 10, 2012, April 12, 2012, and April 16, 2012 a LLC, an affiliate of a holder of more than 5% of our common stock, loaned the Company $300,000, $200,000, $300,000, $300,000, $100,000, $100,000, and $400,000 respectively. The unsecured loans had a maturity date of May 31, 2012 and carry a 6% per annum interest rate.

On May 21, 2012 the Company entered into a Convertible Notes Purchase Agreement for up to $6,000,000 collateralized by substantially all assets of the Borrowers (“Holdings and Innovative”) with a maturity date of May 31, 2017 and a 6% per annum rate of interest. The interest accrues and is payable at maturity.   The convertible promissory notes plus accrued interest under the Note Purchase Agreement are convertible into a Series B Convertible Preferred Stock on a dollar for dollar basis. The Series B has a liquidation preference and is convertible into common shares at a conversion price of $0.076 per share. The investors have a first lien position on the assets of the Company on a pari passu basis with the holders of other affiliated debt. The LLC rolled its short-term loans above into this agreement. In addition, the LLC note is secured by a substantial portion of the directors of the Company stock holdings. The LLC received 8,750,000 warrants for the purchase of the Company common stock at an exercise price of $.069 per share with an expiration date of May 31, 2017. As of December 31, 2012 the accrued interest on this loan was $64,726.

 In accordance with Accounting Standards Codification 470-20-65, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company recognized a debt discount of $1,360,869, which was equal to the intrinsic value of the imbedded beneficial conversion feature.  The Company also recorded a net of a deferred debt discount of $347,711 based on the relative fair value of the warrants under the Black-Scholes pricing model based on the following assumptions: (1) risk free interest rate of 0.72%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company common stock of 74.85%; and (4) an expected life of the warrants of 5 years. Total debt discount of $1,708,581 is attributed to the beneficial conversion feature were recognized to additional paid in capital and a discount against the Note. The debt discount is being amortized over the Notes maturity period (five years) as interest expense. During the twelve months ended December 31, 2012, the Company recorded amortization of the debt discount relating to these notes of $209,439.

Consulting Agreement:

In 2011, the Company entered into a verbal agreement with a greater than 5% shareholder for advisory services. On July 11, 2011 the shareholder was granted warrants for 10,000,000 common shares at a strike price of $0.06 per share with an expiration date of five years. The fair value of $18,700 on this warrants were charged to expenses during the year 2011.

Legal Fees:

During the twelve months ended December 31, 2012 and 2011, the Company incurred and reimbursed legal fees in the amount of $290,573 and $199,000 respectively on behalf of its executive officer in defense of an investigation by a governmental agency.

Note 10: Commitments and Contingencies

Leases:

The Company leases office space in Washington, D.C. and Fairfax, Virginia under operating leases expiring at various dates through 2016. The premises leases contain scheduled rent increases and require payment of property taxes, insurance and certain maintenance costs. The minimum future commitments under lease agreements existing as of December 31, 2012 are approximately as follows:

Year ending December 31,
2013	$236,000
2014	174,000
2015	178,000
2016	121,000
$709,000

Total rent expense amounted to $316,944 and $320,925 for the twelve months ended December 31, 2012 and 2011, respectively.

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

Late Deposit of Payroll Taxes and Employee Income Tax Withholdings:

At December 31, 2012, the Company is delinquent with filing and remitting payroll taxes of $4,071,610  including   estimated penalties and interest related to payroll taxes withheld since December 31, 2009. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability As of December 31, 2012 and 2011, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $4,071,610 and $3,694,635, respectively. The Company is currently in discussions with the taxing authorities to develop a payment plan. On March 17, 2011 the taxing authorities filed a notice of federal tax lien in the amount of $614,990 in Fairfax, VA.

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

Delinquent payables

The Company has been delinquent in numerous payables to different parties of which some filed lawsuits against the Company. All necessary accruals have been made as of December 31, 2012 and 2011 and are included in accounts payable and other accrued liabilities.

Legal Proceedings

Other than the proceedings described below, the Company is not currently involved in any material legal proceedings, nor have been involved in any such proceedings that have had or may have a significant effect on it. The Company is not aware of any other credible material legal proceedings pending or threatened against it.

Lau Massachusetts Business Trust et. al. vs. Innovative Logistics Techniques, Inc.  This complaint was filed in June 2010 in the Circuit Court of Fairfax County Virginia (Case No. 2010-8002).  The complaint alleges, among other things, breach of various contracts, trover and conversion of funds based on the Company’s receipt of moneys that allegedly should have been paid over to the complainant or its affiliates in or about 2008 and non-payment of various alleged settlement arrangements. The Company has entered into a settlement agreement, as amended (under which, the Company was in default), and a forbearance agreement requiring the payment of approximately $375,000. An initial payment of $75,000 was due about March 31, 2012 and the remainder was to be paid with interest over the next 12 months. The Company is in default of the settlement and forbearance agreements.

U.S. Department of Labor vs. Innovative Logistics Techniques, Inc. and ILT 401K Plan.  This complaint was filed in November 2012, in the US District Court for the Eastern District of Virginia (Civil Action No. 12-1321). The complaint, covering a period from January 1, 2007 through April 1, 2011, alleges, among other things, failure by the Company to remit certain employee assets to the Plan and wrongful treatment and use of Plan assets. The Complaint seeks restoration of Plan assets (including lost profits) of approximately $200,000, an injunction against the Company regarding ERISA activities and other legal and equitable relief. The company has filed a response dated February 25, 2013 and is awaiting a decision from the court.

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

At December 31, 2012, the Company had net operating loss carry forwards of approximately $11 million for federal and Virginia state tax purposes expiring through 2031.

The Company has filed its 2011 federal and state income tax returns.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2012, the Company has no accrued interest and penalties related to uncertain tax positions.

Note 12: Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There were no employer contributions for the twelve months ended December 31, 2012 and 2011.

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

As of December 31, 2012 and 2011, 17,974,538 and 15,129,973 shares, respectively, of the Company common stock were issued and outstanding.

During the year ended December 31, 2012, the Company issued 869,565 shares of its common stock valued at $60,000 for accrued services.

During the year ended December 31, 2012, the Company issued 625,000 shares of its common stock valued at $37,500 for interest expense.

During the year ended December 31, 2012, the Company issued 300,000 shares of its common stock valued at par for conversion of 300,000 Series A convertible preferred stock.

During the year ended December 31, 2012, the Company issued 1,050,000 shares of its common stock valued at par upon exercise of warrants.

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

As of December 31, 2012 and 2011, there were 36,894,758 shares of Series A Convertible Preferred Stock outstanding and no dividends have been accrued.

During the year ended December 31, 2012, the Company issued 300,000 shares of its Series A convertible preferred stock for accrued services valued at $3,000, which was converted into 300,000 common stock valued at par.

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

As of December 31, 2012 and 2011, there were no shares of Series B Convertible Preferred Stock issued and outstanding and no dividends have been accrued.

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

For the three months ended December 31, 2012, the Company granted 5,933,929 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital, renewals of loans, and settlement of debt due. The warrants have an exercise price of $0.01 to $0.07 per share and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the warrants was $312,188 at the time of issue.

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	79.84%
Average risk free interest rate	0.69%
Expected life (in years)	5.0

A summary of the Company’s warrant activity and related information is as follows:

Warrant Summary	Warrants	Weighted Average Exercise Price

Outstanding, January 1, 2011	43,077,129	$0.513
Issued	20,165,000	0.064
Exercised	-	-
Forfeited/Expired	(130,565)	(11.12)
Outstanding, December 31, 2011	63,111,564	0.347

Issued	22,965,082	0.04
Exercised	(1,050,000)	(0.01)
Forfeited/Expired	(11,706)	(3.21)
Outstanding, December 31, 2012	85,012,259	$0.27

At December 31, 2012, there were 85,012,259 warrants outstanding and exercisable. These warrants had a weighted average exercise price of $0.27 and a weighted average remaining life of 39.6 months. The intrinsic value is not greater than the grant price.

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

A summary of the status of stock options issued by the Company as of December 31, 2012 is presented in the following table.

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	13,451,980	$0.503
Granted	-	-
Exercised/Expired/Cancelled	(22,480)	(2.22)

Outstanding at December 31, 2011	13,429,500	0.50
Granted	-	-
Exercised/Expired/Cancelled	(2,647,500)	(0.50)
Outstanding at December 31, 2012	10,782,000	$0.50

Exercisable at December 31, 2012	10,763,000	$0.50

These stock options have a weighted average remaining life of 32.2 months. The intrinsic value is not greater than the grant price.

2012 Consultant Stock Plan

The 2012 Consultant Stock Plan (the “Plan”), under which consultants and other service providers may be granted shares of the Company’s Common Stock. The Company has reserved up to 5,000,000 shares under this plan. The plan will expire in 10 years. The stock under this plan has been registered under a S-8. During the twelve months ended December 31, 2012, the Company has granted 869,565 shares valued at $60,000 for services rendered in prior period.

Equity Credit Line

On July 25, 2012, the Company entered into an equity credit line with Dutchess Opportunity Fund II, LP for up to $5,000,000 over a three-year term. Under this arrangement the Company may obtain working capital from Dutchess in exchange for common stock. The amount of the put is determined by 200% of the average daily volume for the 3 days prior to the put date and the purchase price is determined 95% of the volume weighted average price during the 5 trading days after the put date. As of the twelve months ended December 31, 2012, this line has not been used.

Note 14: Subsequent Events

Borrowings:

On January 2, 2013, the Company borrowed $50,000 from an individual. The loan carried an interest rate of $4,000 and a maturity date of February 2, 2013. In addition, warrants of 50,000 were granted for the purchase of common stock with a strike price of $0.05 and an expiration date of 5 years.

On January 4, 2013, the Company entered into a convertible promissory note agreement with a LLC for $50,000. The loan carried an interest rate of 6% p.a. and a maturity date of May 30, 2017. The note is convertible into whole or part into Series B convertible preferred stock of the Company at an effective conversion rate of one share of Series B convertible preferred stock for each $1 outstanding principal and accrued but unpaid interest. In addition, warrants of 250,000 were granted for the purchase of common stock with a strike price of $0.0709 and an expiration date of 5 years.

On January 8, 2013, the Company borrowed $50,000 from an individual. The loan carried an interest rate of $5,000 and a maturity date of March 25, 2013. In addition, warrants of 50,000 were granted for the purchase of common stock with a strike price of $0.05 and an expiration date of 5 years.

On January 15, 2013, the Company borrowed $50,000 from a trust. The loan carried an interest rate of 2.5% per annum and a maturity date of February 7, 2013. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan.

On January 23, 2013, the Company borrowed $50,000 from a trust. The loan carried an interest rate of $5,000 and a maturity date of February 17, 2013. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan.

On January 28, 2013, the Company borrowed $10,000 from an individual. The loan carried an interest rate of $700 and a maturity date of February 12, 2013. In addition, warrants of 10,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director and a officer also guaranteed this loan.

On January 30, 2013, the Company borrowed $25,000 from an individual. The loan carried an interest rate of $2,000 and a maturity date of March 10, 2013. In addition, warrants of 25,000 were granted for the purchase of common stock with a strike price of $0.05 and an expiration date of 5 years. A director and a officer also guaranteed this loan.

On January 31, 2013, the Company borrowed $25,000 from an individual. The loan carried an interest rate of $2,000 and a maturity date of March 11, 2013. In addition, warrants of 25,000 were granted for the purchase of common stock with a strike price of $0.05 and an expiration date of 5 years. A director and a officer also guaranteed this loan.

On February 12, 2013, the Company borrowed $50,000 from an individual under a note dated January 8, 2013. The loan carried an interest rate of $5,000 and a maturity date of March 25, 2013. In addition, warrants of 50,000 were granted for the purchase of common stock with a strike price of $0.05 and an expiration date of 5 years. A director also guaranteed this loan.

On February 18, 2013, the Company entered into a up to $200,000 revolving line of credit with a Director. The advances must be approved by the lender and carry a flat interest fee of 10% and a maturity of up to 90 days on each advance. The revolving line of credit has a maturity date of December 31, 2013. There have been seven advances under this facility: 12/19/12 $45,000; 1/2/13 $10,000; 1/16/13 $45,000 1/28/13 $25,000.; 2/5/13 $7,500; 2/19/13 $5,000; and 2/25/13 $10,000.

On February 8, 2013, the Company borrowed $25,000 from a trust. The loan carried an interest rate of 2.5% per annum and a maturity date of February 14, 2013. In addition, warrants of 50,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan.

On February 27, 2013, the Company borrowed $75,000 from a related party. The loan was repaid on March 4, 2013 and no interest was charged.

Warrants and Options:

On January 25, 2013 the Company approved the issuance of 436,293 shares of common stock to Erick Richardson under 2012 consultant plan valued at $26,178 for legal services.

On January 25, 2013 the Company granted a stock option award of 60,000 shares of common stock to vest over 3 years at a strike price of $0.10 per share to an employee.

On January 25, 2013 the Company approved that the Board be awarded warrants for their service to the company in 2012 and for the coming year 2013. For 2012 they are awarded 150,000 warrants at today’s closing price of $0.045 with 5 year expiration and for 2013 service 250,000 warrants at today’s closing price of $0.045 with 5 year expiration. The Company charged to operations fair value of 900,000 warrants issued for 2012 services of $11,171 during the year ended December 31, 2012.

On January 25, 2013 the Company approved that the guarantor/signors of the renewals for the bank loans at Reliant and Eagle Banks be granted warrants as follows: Mel Booth and Harry Jacobson 600,000 warrants at exercise price of $0.01 per share with 5 years expiration; Bill Danielczyk, Michael Kane, Ian Reynolds, Bruce Riddle, and Steve Moses 300,000 warrants at exercise price of $0.01 per share with a 5 year expiration. The Company charged to operations fair value of 2,100,000 warrants issued for renewal of bank loans of $59,559 during the year ended December 31, 2012.

Other:

On January 25, 2013 the Company accepted the resignation of Verle Hammond as a director of Innovative Logistics Techniques, Inc.

On January 25, 2013 the Company approved the nomination of Eric Wagner to the Board of Innovative and noted that he and Richard Steward would serve as directors of Innovative so long as they were still employed by the company unless the Board replaces them before that time.

The Company is authorized to form a new subsidiary in Nevada call Innomed. This subsidiary will develop the Company’s health care business. Bill Danielczyk, Michael Kane, and Ian Reynolds will be the directors of this subsidiary.

On February 5, 2013 the Company entered into a settlement agreement with YG Funding, Gary Bondi, and Briarwood Capital. The agreement calls for a total settlement amount of $450,439 and a forbearance until July 31, 2013 and the following payments: $43,750 on the 15th of each month, beginning February 15 and until May 15, 2013, inclusive (total of $175,000, the Total Principal Amount); $30,000 on June 15, 2013 and July 15, 2013; and the remaining balance on or before July 31, 2013.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

                        We conducted an evaluation, with the participation of our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Remediation of Material Weaknesses

In April 2011, we retained the services of an outside accounting firm with experience in financial reporting to assist us with the Company’s accounting and the process of implementing internal controls. Written documentation of the internal controls of financial reporting has been prepared and implemented and our disclosure controls and procedures are effective. In December 2012, the Company hired a staff accountant to bring the accounting process back in-house. We do not have sufficient separation of duties and sufficient internal review of financial reporting functions, given our current staffing level. The Company does not anticipant adding additional accounting staff in the near future.

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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) lack of review and supervision over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Principal Executive Officer and our Chief Financial Officer in connection with the audit of our consolidated financial statements as of December 31, 2012.

                        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

Changes in Internal Control over Financial Reporting

During the year covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as noted above.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers. Each director began serving in August 2010

Name	Age	Position
William P. Danielczyk	51	Executive Chairman of the Board
Michael J. Kane	60	Corporate Secretary/Treasurer, and Director
Bruce D. Riddle	57	Director and Chairperson of the Audit Committee
Stephen D. Moses	78	Director
Ian J. Reynolds, M.D.	64	Director
Erich Winkler	58	Director
Eric Wagner	41	Chief Financial Officer

William P. Danielczyk Executive Chairman. Mr. Danielczyk has extensive experience in the healthcare and banking sectors. Since June 2010, he has served as Chairman and founding member of Emerging Companies, LLC, a merchant banking firm serving middle-market companies. From July 2002 through May 2010, Mr. Danielczyk served as Chairman of Galen Capital Corporation (‘GCC’), a diversified middle- market investment banking firm with a focus on the healthcare and defense sectors. During his tenure, he grew GCC from 1 to 5 offices and acquired and/or completed over $2 billion of transactions. Mr. Danielczyk’s previous positions include being a member of the Board of Directors of AcuNetx, Inc. a publicly-traded company. Mr. Danielczyk was also Chairman and CEO of Millenium Health Communications, Inc., (‘MHC’) a B2B healthcare technology company. Mr. Danielczyk led MHC through a merger with, and became Chairman of, Surgical Safety Products, a publicly traded company. Mr. Danielczyk also previously served as Chairman of the Board of IJM Holdings Corporation, TEDA Travel, Incorporated and Reli Communications, a telecommunications service provider. Mr. Danielczyk was the founder and CEO of Ambulatory Healthcare Corporation of America (AHCA), a comprehensive network of integrated and innovative outpatient healthcare services. An advisor on healthcare issues to government and industry leaders, Mr. Danielczyk was a member of the National Health Museum Board of Trustees from 1999 to 2002, has served on numerous other not-for-profit boards and held advisory positions with a host of charitable organization. Mr. Danielczyk was appointed to the board in conjunction with an agreement signed by Innolog Holdings Corporation and Emerging Companies, LLC on May 26, 2010. Mr. Danielczyk offers us a wealth of experience from which to draw, not only as a former member of the board of directors of a publicly traded company, but also as a result of his background in the investment banking and healthcare industries, since it is our intention to expand our core logistics business into the area of government healthcare services.

Michael J. Kane Secretary, Treasurer & Director. Mr. Kane has been a partner in Emerging Companies, LLC, a merchant banking firm serving middle-market companies, since June 2010. Mr. Kane brings a wealth of corporate finance experience to the Innolog Holdings management team. From May 2007 to May 2010, Mr. Kane was Vice Chairman and Chief Financial Officer of GCC. Mr. Kane was instrumental in growing GCC from 1 to 5 offices and completing over $2 billion in capital markets transactions. From April 2004 until May 2007, Mr. Kane was the Vice Chairman - Corporate Finance of Galen’s Nashville, Tennessee office. Mr. Kane brings 28 years in commercial banking experience, having spent more than 20 years with SunTrust Bank serving in senior management positions such as Executive Vice President and Senior Credit Officer. While at SunTrust, Mr. Kane served as the head of the Nashville bank’s national healthcare lending area. This area focused on the for profit healthcare services segment. Mr. Kane formerly served as Chairman of the Finance Board of the Diocese of Nashville and was formerly the Chairman of the State of Tennessee Bank Collateral Pool Board. He has a B.S. in Finance from Indiana University, a MBA from the University of Notre Dame and is a graduate of the Stonier Graduate School of Banking. Mr. Kane was appointed as an officer and to the board in conjunction with an agreement signed by Innolog Holdings Corporation and Emerging Companies, LLC on May 26, 2010. Mr. Kane’s extensive experience in corporate finance, and particularly his experience in the area of healthcare lending, led us to determine that he would be qualified to act as a director.

Bruce D. Riddle, CPA, CFP, Director and Chairman of Audit Committee. Since 1996, Mr. Riddle has been the Managing Member and Founder of BDR Associates, LLC, a firm specializing in tax, financial, investment and business planning. Business owners and executives rely on Mr. Riddle’s expertise for a variety of business and financial issues including tax return preparation, the financial viability and appropriate structure for business ventures, income tax planning, compensation planning, retirement planning, estate and gift tax planning, business succession planning, wealth transfer planning and overall investment review regarding asset allocation and investment performance issues. On the business side, Mr. Riddle works with clients on assembling their management teams, negotiating contracts, and assists them in identifying sources of capital and obtaining loans. Mr. Riddle also helps evaluate the financial viability and financial structure of projects. Mr. Riddle is a graduate of the University of North Carolina at Chapel Hill and began his career with Ernst & Whitney (now Ernst & Young) in the audit practice and was promoted to Manager in his third year. He spent time in Ernst's National Tax Department. In the mid-1980's, Mr. Riddle was the CFO of a private investment counseling firm and a real estate development firm. In the later 1980's, Mr. Riddle was a Senior Manager with KPMG. Prior to forming BDR Associates, Mr. Riddle served as a Partner in Charge of Tax at a Washington D.C. based CPA firm. Mr. Riddle’s extensive knowledge in matters relating to business finance and his accounting education and background, which we believe qualifies him as an audit committee financial expert, led us to determine that he would be qualified to serve as a director.

Stephen D. Moses, Director. From May 2007 through May 2010, Mr. Moses served as Vice Chairman of GCC. From 2002 to2007, Mr. Moses was Vice Chairman of MP Biomedicals, Inc., a company dedicated to promoting research in the life science and biotech industries. He was founder and chairman of National Investment Development Corp. and of Brentwood Bank. Mr. Moses has been involved in the privatization and capitalization of businesses in the emerging economies of the former Soviet Bloc, as a member of the Board of ICN Pharmaceuticals (NYSE) and Chairman of its Audit Committee. He was a member of the board of The Central Asian-American Enterprise Fund, appointed by the President of the United States and was Chair of its Investment Committee. Mr. Moses has been active in the field of government housing programs and real estate syndication and development for nearly 20 years. He has held senior level positions at Boise Cascade Corporation, City Construction Corporation (an amalgamation of the resources of Kidder, Peabody & Co., Inc. and Prudential Insurance Company of America) and Transcontinental Realty Corporation. Mr. Moses serves or served on various boards of not-for- profit and for-profit organizations, has been active on several Presidential Commissions and served on a range of national political campaigns. He received a BS in Economics from Franklin & Marshall College and is a Cum Laude graduate of Harvard Law School. Mr. Moses' extensive business experience and his experience as a board and audit committee member led us to the conclusion that he would be qualified to serve as a director.

Ian J. Reynolds, M.D., Director. Dr. Reynolds is a recognized and accomplished leader in the specialty of Orthopedics. Dr. Reynolds attended Indiana School of Medicine. He performed his residency at the Ochsner Foundation Hospital in New Orleans, LA between 1976 and 1980 in Orthopedics. He served as Danforth Memorial Hospital’s Chief of Staff from 1986-1987. Since then, Dr. Reynolds has served on staff at several other Houston area hospitals and medical centers and is certified by the American Board of Orthopedic Surgeons and is a Fellow of the American Academy of Orthopedic Surgeons. Dr. Reynolds is a founder of the first freestanding outpatient surgical center in Texas. He is a member of the Texas Orthopedic Association, Southern Orthopedic Association, Texas Society of Sports Medicine, American Medical Association, North American Spine Society and North American Orthopedic Society and a lifetime member of PHI RHO SIGMA, Honorary Medical Fraternity. Dr. Reynolds donates his time and service for local junior and high school soccer teams. His entrepreneurship and executive leadership qualities, along with his healthcare business acumen provide Dr. Reynolds with the qualifications to act as a director, particularly as the Company pursues opportunities within the government healthcare services sector.

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

Eric Wagner, Chief Financial Officer. Before joining Innolog Holdings, Corporation, Mr. Wagner was Senior Analyst and Fund Coordinator at GCC. Prior to GCC, he was the Chief Operating Officer for EVG Asset Management where he managed all non-trading and non portfolio management activities, including compliance, operations, administration, marketing and capital raising duties related to the investment manager and its investment partnership. During his tenure, he grew assets to $30 million. He designed and wrote introductory marketing materials to comply with non solicitation requirements and developed all KYC materials including due diligence/accredited investor questionnaire. Mr. Wagner began his professional career as an Account Executive for Leading Authorities, Inc. located in Washington, DC. In this role, he was responsible for initiating and leading sales support, back office, logistics and accounting functions on a day-to-day basis. Mr. Wagner created the company's Athletes and Entertainment division and was the lead recruiter of new speakers. After leaving Leading Authorities, Inc.. Mr. Wagner became the Associate Vice President at Friedman, Billings, Ramsey & Co. located in Arlington, Virginia, where he was in charge of institutional sales. He has a proven record in trading (both primary and secondary trading), institutional sales, sales trading and sales development. Mr. Wagner then went to DB Alex, Brown and took on the role of Associate. He was in charge of sales development and investment idea generation as well as operational problem solving and trade settlement issues.

Management of Innovative Logistics Techniques, Inc. ("Innovative")

The following table sets forth the names and ages of our executive officers, and key employees as of the date of this report:

Name	Age	Position
Richard Stewart	47	President
Pamela R. Holmes	54	Senior Vice President of Contracts
Bill Anaya	71	Senior Vice President of Navy Programs
John McKelvey	52	Vice President of Air Force Programs

Richard Stewart, President. Prior to being named President of Innovative, Mr. Stewart held the position of Senior Vice President at Innovative during the past two years. Previously Mr. Stewart was the President of GCC, overseeing Investment Banking activities. Before joining GCC, he was the Executive Director of Corporate Development at FSI Holding, Inc., a company that provided direct financial services products into the middle market Debt and Credit sector. At FSI, he designed and implemented the corporate strategic development plan for the entire organization while integrating marketing, finance, e-commerce and business development divisions of the organization. Before joining FSI, Mr. Stewart was the Senior Director of Capital Management for Enterprise Housing Financial Services. In this position, he was directly responsible for the strategic management of a $200 million Economic Development Fund in 19 strategic markets; he created and structured new investment vehicles that generated $25 million in new capital for the organization's lending operation. Prior, Mr. Stewart was the Senior Portfolio Manager at Edna McConnell Clark Foundation where he developed and managed a $5 million portfolio of public and private organizations. For three years prior, he was the Vice President of Friedman, Billings, Ramsey. While in this position he presented market-driven research to clients and executed trading transactions, conducted due-diligence on Venture Capital Portfolio, recommended investment opportunities and financial structures and managed in excess of $100 million investment portfolios. Mr. Stewart serves as a Board Member for Cinderblock Foundation, AAE Venture Fund and Wall Street Without Walls. He received his BBA from the University of Massachusetts with an emphasis in Finance & Economics. He earned a MBA from Penn State University and the Manchester Business School in England with an Emphasis in Finance and International Business.

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

Bill Anaya, Program Manager of Navy Operations. Mr. Anaya’s career has encompassed nearly 40 years in both management of business operations and engineering management. Mr. Anaya’s career began at Fairchild Space and Electronics and Raytheon Corp while he obtained his Bachelor’s degree in Electric Engineering from The George Washington University in 1972. This experience has spanned various engineering disciplines from design to test & evaluation of radar programs for the Coast Guard and space communications projects for NASA. In 1975 Mr. Anaya accepted a position as a systems engineer with the U.S. Army to direct the development of radar and U.S. weapons systems. From 1977 to 1988, Mr. Anaya’s experience and responsibilities significantly expanded from systems engineer to group leader to Vice President of the Tactical Warfare Division of Special Warfare Laboratory (SWL), Inc. As Vice President of the Tactical Warfare Division, Mr. Anaya led all aspects of Electronic Warfare (EW) and special operations used on surface ships, submarines, and naval aircraft. Additionally, he directed the Tactical Warfare Division, providing program management and system engineering expertise to the Naval Sea Systems Command Electronic Warfare Directorate on programs such as: new generation EW, Science and Technology for EW, Research Development Test and Evaluation, production and fleet support, offboard decoys, airborne EW/SIGINT, Marine Corps C3I, combat systems integration and hardkill-EW and combat identification improvements efforts. In 1989, Mr. Anaya started his own engineering company, WGA, Inc. He expanded operations to include five offices in Pensacola, Florida; Annapolis Maryland; Farmingdale, New Jersey; Charleston, South Carolina, and home office in Arlington, Virginia. The worked performed included engineering and technical support functions that encompassed system engineering disciplines related to EW systems, program management of major Navy programs, in-plant engineering related to underwater towed systems, technical documentation and testing support in the development of communications equipment, and training and system safety programs related to special naval forces while working in-plant with prime system developers. WGA, Inc. was sold to Innovative in 1998. After the sale, Mr. Anaya agreed to continue to work as a staff member and later as Director Navy Programs for Innovative. Mr. Anaya continues to provide systems engineering and program management support in system development efforts including systems analyses, trade studies, concept of operations (ConOps) to numerous naval organizations to support major program decisions.

John McKelvey, Vice President, Air Force Program Management. Mr. McKelvey leads the program management efforts of the entire Air Force Division for the Company. Mr. McKelvey is based in the Dayton office of Innovative and one of his primary responsibilities is to provide support to the Air Force Materiel Command for the ACCESS Program. Mr. McKelvey has over twenty years of experience successfully working in the Defense industry. Prior to joining Innovative, Mr. McKelvey was Director of Business Development for DRS Technologies in Cincinnati. He was responsible for winning a $5M in Mobile Training Systems with the Army, Program Executive Office, Simulation, Training and Instrumentation. He has also done business development for ITC and BAE Systems.

Family Relationships

Pamela Holmes, Senior Vice President of Contracts, is the daughter of our former Chief Executive Officer and director, Verle Hammond. Mr. Hammond retired as an officer in January 2012 and as a director in April 2012.

Other than as described above, there are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

With the exception of the following, to the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

In 2007, William P. Danielczyk, the Chairman of Galen Capital Corporation, was named a subject of a government investigation concerning alleged company campaign contributions to a candidate for federal elections. When questions arose, Galen Capital Corporation and Mr. Danielczyk engaged outside counsel to conduct its own investigation and voluntarily reported the key facts to government agencies in a written submission. On February 16, 2011, Mr. Danielczyk was formally charged with reimbursing campaign contributions, obstructing justice and making false statements to the Federal Election Commission. On February 26, 2013, Mr. Danielczyk pleaded guilty to one count of reimbursing campaign contributions.

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

Item 11. Executive Compensation

Executive Compensation

The following summary compensation table reflects all compensation paid during the 2012 and 2011 fiscal years to the principal executive officer of Innolog Holdings Corporation and Innovative Logistics Techniques, Inc. as well as the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year. We refer to these individuals as the “named executive officers” in the discussion below.

Summary Compensation Table – Innolog Holdings Corporation and Innovative Logistics Techniques, Inc.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
William P. Danielczyk Exec Chairman	2011	$146,572	-	-	-	-	-	-	$146,572
	2012	$114,804	-	-	-	-	-	-	$114,804
Verle Hammond, President & CEO (retired on January 31, 2012)	2011	$197,000	-	-	-	-	-	-	$197,000
	2012	$112,375	-	-	-	-	-	-	$112,375

Bill Anaya SVP Navy Programs	2011	$157,528	-	-	-	-	-	-	$157,528
	2012	$160,000	-	-	-	-	-	-	$160,000

Richard Stewart President and CEO of Innovative	2011	$117,500	- -	-	-	-	-	-	$117,500
	2012	$132,000	14,397	-	-	-	-	-	$146,397

(1)	Messrs. Hammond, and Anaya salary in 2011 and 2012 were paid by Innovative Logistics Techniques, Inc. (the operating company).

Outstanding Equity Awards at Fiscal Year End

Option Awards					Stock Awards
	Number of securities underlying unexercised options		Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	Exercisable	Unexercisable

William P. Danielczyk	4,000,000	0	$0.50	8/23/2015	0	0	0	0

Verle Hammond	900,000	0	$0.50	8/23/2015	0	0	0	0

Richard Stewart	45,000	0	$0.50	8/23/2015	0	0	0	0

Bill Anaya	30,000	0	$0.50	8/23/2015	0	0	0	0

During the fiscal year ended December 31, 2012, none of the named executive officers exercised options.

Director Compensation

The following table provides information for compensation paid to our non-employee directors during the last fiscal year. Not included in the table are amounts reimbursed to each director for expenses he incurred in attending the meetings.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)	Total ($)

Stephen D. Moses	$14,000	$0	$14,000
Bruce D. Riddle	$23,750	$0	$23,750
Ian J. Reynolds, M.D.	$0	$0	$0
Erich Winkler	$0	$0	$0
Michael Kane	$53,750	$0	$53,750

(1) Fees earned by Mr. Moses, Mr. Riddle and Mr. Kane were for consulting services.

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

On April 1, 2009 Innovative Logistics Techniques, Inc. entered into a 4-year agreement with Verle Hammond. During that time he served as President and CEO of Innovative. Mr. Hammond had the option, after a period of two years, to retire as President and CEO and serve as Chairman of Innovative Logistics Techniques, Inc. Pursuant to the agreement, Mr. Hammond was paid a salary of $198,000 per year. During the term of the agreement, he was also eligible to participate in any employee benefits offered by Innovative to its employees. Aside from a termination of his employment due to the expiration of the agreement, Mr. Hammond’s employment may be terminated by Innovative for cause, as defined in the agreement, or as a result of his death or disability. Mr. Hammond has agreed not to compete with us or solicit our employees for a period of three years following the termination of his employment. At January 31, 2012 this agreement was cancelled and replaced by a consulting agreement as the President and Chief Executive Officer of Innovative retired. As of this date the consulting agreement has expired.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2012  for each of the following persons:

•	each of our directors and/or executive officers;

•	all such directors and executive officers as a group; and

•	each person (including any group) who is known by the Company to own beneficially five percent or more of the Company’s common stock after the Closing of the Merger.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 4000 Legato Road, Suite 830 Fairfax, VA 22033. The percentage of class beneficially owned set forth below is based on 17,974,538 and 36,894,758 shares of common stock and Series A Convertible Preferred Stock, respectively, issued and outstanding as of December 31, 2012.

Named executive officers and directors: (1)	Number of Common Shares beneficially owned (2)(3)	Percentage of class beneficially owned	Number of Preferred Shares beneficially owned (2)	Percentage of Series A Preferred Shares beneficially owned
William P. Danielcyzk	12,870,041	44.18%	2,483,391	6.73%
Michael J. Kane	8,653,476	32.92%	2,052,769	5.56%
Bruce D. Riddle	2,025,527	10.16%	300,000	0.81%
Stephen D. Moses	4,224,073	19.11%	1,260,000	3.42%
Ian J. Reynolds	6,358,245	26.50%	1,332,500	3.61%
Erich Winkler	2,026,611	10.18%	300,000	0.81%
All directors and executive officers as a group (6 persons) (5)	36,157,973		7,728,660

5% Stockholders: (1)
Melvin D. Booth	7,109,113	28.43%	2,185,000	5.92%
Dr. Harry R. Jacobson, MD	52,614,942	74.61%	15,808,863	42.85%
GOFSIX, LLC (6)	13,358,000	43.06%	6,048,000	16.39%
Joe Kelley (4)	3,234,137	15.37%	1,275,850	3.46%
Verle B. Hammond	2,266,656	11.30%	878,665	2.38%
Evan Gappelberg/Atlas Advisors LLC	10,450,000	39.07%	-	-
Larry Yogel/YG Funding	1,845,500	9.31%	-	-
Kay M. Gumbinner Trust	3,680,010	17.35%	452,000	1.23%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is 4000 Legato Road, Suite 830 Fairfax, VA 22033.

(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)	The number of common shares beneficially owned includes the number of shares of common stock that would be received by the stockholder if he converted all of his Series A Convertible Preferred Stock as well the number of shares of common stock that would be received by the stockholder if he exercised all of his warrants to purchase common stock.

(4)	Dr. Jacobson has acquired these holdings via a bankruptcy purchase in August 2012
(5)	All of the Common stock, preferred stock, and certain warrants and stock options of all the directors are pledged to a related party of Dr. Jacobson under convertible debt agreement dated May 2012.
(6)

Members of GOFSIX, LLC include Messrs. Danielcyzk, Kane, Moses and Reynolds, all current directors, and Dr. Jacobson, a major stockholder. Mr. Danielcyzk and Mr. Jacobson, together, have voting and investment control over the securities owned by GOFSIX, LLC.

CHANGE OF CONTROL

To our knowledge, there are no present arrangements or pledges of securities of our company that may result in a change in control.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following describes all transactions since January 1, 2011 through the date of this report (the “Reporting Period”) and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

During the year ended December 31, 2011 Ian Reynolds, a director, loaned us additional funds totaling $194,000. As consideration for these loans, we issued warrants for 5,000 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.06 per share. As of December 31, 2011, $211,900 in principal amount of these notes has been repaid leaving a remaining balance due of $87,100 and interest in the amount of $54,996 has accrued.

During the year ended December 31, 2012 Ian Reynolds, a director, loaned us additional funds totaling $90,000. As of December 31, 2012, $45,000 in principal amount of these notes has been repaid and $52,600 forgiven for 751,429 warrants at $.07 per share, which was fair valued at $14,415. Accordingly, the Company recorded a gain on settlement of $38,185 during the year ended December 31, 2012.As of December 31, 2012, remaining balance of $45,000 and interest in the amount of $10,304 has accrued.

During the year ended December 31, 2011 the Kay M. Gumbinner Trust, a greater than 5% shareholder, loaned us additional funds totaling $545,500. As consideration for these loans, we issued warrants for 237,500 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.01 per share. As of December 31, 2011, $624,905 in principal amount of these notes has been repaid leaving all the loans paid in full.

During the year ended December 31, 2012, the Kay M. Gumbinner Trust, a greater than 5% shareholder, loaned us funds totaling $1,080,000. As consideration for these loans, we issued warrants for 2,057,000 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.01 per share. As of December 31, 2012, $930,000 in principal amount of these notes has been repaid leaving a remaining balance due of $150,000 and interest in the amount of $253 has accrued.

During the year ended December 31, 2011, Evan Gappelberg/Atlas Advisors, a greater than 5% shareholder, loaned us funds totaling $175,000. As consideration for these loans, we issued warrants for 1,350,000 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.01 to $0.10 per share. As of December 31, 2011, $175,000 in principal amount of these notes has been repaid leaving a remaining balance due of $0 and interest in the amount of $120,000 has accrued.

During the year ended December 31, 2012, Evan Gappelberg/Atlas Advisors, a greater than 5% shareholder, loaned us additional funds totaling $850,000. As consideration for these loans, we issued warrants for 7,400,000 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.01 per share. As of December 31, 2012, $600,000 in principal amount of these notes has been repaid leaving a remaining balance due of $250,000 and interest in the amount of $30,189 has accrued. These loans are in default. See note #8 in the consolidated financial statements for additional details.

During the year ended December 31, 2011, YG Funding, a greater than 5% shareholder, loaned us funds totaling $350,000. As consideration for these loans, we issued warrants for 1,212,500 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.01 to $0.075 per share. As of December 31, 2011, $100,000 in principal amount of these notes has been repaid leaving a remaining balance due of $250,000 and interest in the amount of $55,440 has accrued.

During the year ended December 31, 2012, YG Funding, a greater than 5% shareholder, was issued warrants for 633,000 shares of common stock in consideration of various extension agreements. The warrants have an expiration date of 5 years and an exercise price of $0.01 per share. As of December 31, 2012, $50,000 in principal amount of these notes has been repaid leaving a remaining balance due of $175,000 and interest in the amount of $548,270 has accrued. These loans are in default. See note #8 in the consolidated financial statements for additional details.

During the year ended December 31, 2011 Erich Winkler, a director, loaned us additional funds totaling $102,500. As consideration for these loans, we issued warrants for 75,000 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.06 per share. As of December 31, 2011, $52,500 in principal amount of these notes has been repaid leaving a remaining balance due of $375,000 and interest in the amount of $37,500 has accrued.

During the year ended December 31, 2012 Erich Winkler, a director, loaned us additional funds totaling $107,500. As consideration for these loans, we issued warrants for 132,500 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.06 to $0.07 per share. As of December 31, 2012, $63,750 in principal amount of these notes has been repaid leaving a remaining balance of $418,750 and interest in the amount of $79,974 has accrued. These loans are in default. See note #9 in the consolidated financial statements for additional details.

During the year ended December 31, 2011, Harry Jacobson, a greater than 5% shareholder, loaned us additional funds totaling $150,000. As consideration for these loans, we issued warrants for 200,000 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.50 per share. During 2011, $10,000 in principal amount of these notes has been repaid leaving a remaining balance due of $190,000 and interest in the amount of $29,623 has accrued as of December 31, 2011 and 2012. These loans are in default. See note #9 in the consolidated financial statements for additional details.

During the year ended December 31, 2011, Galen Capital Corporation, a greater than 5% shareholder, loaned us funds totaling $70,000. As of December 31, 2012 a remaining balance due of $70,000 and interest in the amount of $154,353 has accrued. This loan is in default. See note #9 in the consolidated financial statements for additional details.

During the years ended December 31, 2011 and 2012, Bruce Riddle, a director, loaned the Company a total of $75,000. As of December 31, 2012 and 2011, $25,000 in principal amount of these notes is outstanding. As consideration for these loans, we issued warrants for 75,000 shares of common stock. The warrants have an expiration date of 5 years and an exercise price of $0.01 to $0.06 per share. Interest in the amount of $5,814 and $5,000 has accrued at December 31, 2012 and 2011, respectively. This loan is in default. See note #9 in the consolidated financial statements for additional details.

During the year ended December 31, 2012, Michael Kane, a director and officer of the company, loaned the Company $65,000. As of December 31, 2012, $49,000 in principal amount is outstanding. Interest was in the form of 132,000 warrants. The warrants have an expiration date of 5 years and an exercise price of $0.01 per share. This loan is in default. See note #9 in the consolidated financial statements for additional details.

Since early 2009 Verle Hammond, a former director and former officer, loaned the Company funds at various dates. As of December 31, 2012 and 2011, the outstanding balance was $229,409 and $229,317, respectively. Interest in the amount of $75,948 and $41,835 has accrued as of December 31, 2012 and 2011, respectively. The loans have matured and are in default. The default rate of interest is 15% per annum.

Holdings and Innovative (the “Borrowers”) have entered into an agreement (the “Loan Agreement”) with seven individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of December 31, 2012 and 2011 amounted to $2,000,000 and$1,499,384, respectively, collateralized by substantially all assets of the Borrowers and guaranteed by Galen. Repayment of the loan is due a on May 31, 2017. In order to make the loan to the Borrowers, the Lenders borrowed $1,000,000 from Eagle Bank and $1,000,000 from Reliant Bank. The promissory note to Eagle Bank has a maturity date of August 26, 2013 and interest is payable monthly at the bank’s prime rate (as defined) plus 1% with a minimum rate of 7.5%. The promissory note to Reliant Bank has a maturity date of March 28, 2014 and interest is payable monthly at fixed rate of 7.0%. In addition, the Reliant Bank loan is secured by a $250,000 deposit, of which $165,000 was deposited by the Company. Interest is directly paid by the Company to the banks on a monthly basis.

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

On May 21, 2012 the Company entered into a Convertible Notes Purchase Agreement for up to $6,000,000 collateralized by substantially all assets of the Borrowers (“Holdings and Innovative”) with a maturity date of May 31, 2017 and a 6% per annum rate of interest. The interest accrues and is payable at maturity. As of December 31, 2012 the accrued interest is $64,726. The convertible promissory notes plus accrued interest under the Note Purchase Agreement are convertible into a Series B Convertible Preferred Stock on a dollar for dollar basis. The Series B has a liquidation preference and is convertible into common shares at a conversion price of $0.076 per share. The investors have a first lien position on the assets of the Company on a pari passu basis with the holders of other affiliated debt. Glen Hill Investments, LLC rolled its short-term loans above into this agreement. In addition, the Glen Hill Investments, LLC note is secured by a substantial portion of the directors of the Company stock holdings. Glen Hill Investments, LLC received 8,750,000 warrants for the purchase of the Company common stock at an exercise price of $.069 per share with an expiration date of May 31, 2017.

Director Independence

As noted above, four of the members of our board of directors are independent in accordance with the definitions and criteria applicable under NASDAQ rules. They are Erich Winkler, Ian Reynolds, Stephen Moses, and Bruce Riddle.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2012 and 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2012	December 31, 2011
(i)	Audit Fees	$80,000	$57,500
(ii)	Audit Related Fees	-	-
(iii)	Tax Fees	$10,000	-
(iv)	All Other Fees	-	-

	Total fees	$90,000	$57,500

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee adopted accounting focused policies and procedures during 2013. These policies and procedures are designed to strengthen the company’s financial controls as the company grows and expands.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements; Schedules

We are not required to file any financial statement schedules.

Exhibits

The Exhibit Table below lists those documents that we are required to file with this report.

Number		Description

	2.1	Amended and Restated Merger Agreement by and among the Company and Innolog Holdings Corporation as amended dated August 11, 2010(2)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment of the Articles of Incorporation (2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

3.5	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corporation filed August 18, 2010 with the Secretary of State of Nevada (3)

10.1	Promissory Note dated January 10, 2011 in the principal amount of $125,000 issued by Innolog Holdings Corporation in favor of Evan Gappelberg. (4)

10.2	Promissory Note dated February 1, 2011 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Evan Gappelberg. (4)

10.3	Promissory Note dated February 7, 2011 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust (4)

10.4	Promissory Note dated February 9, 2011 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust (4)

10.5	Promissory Note dated February 15, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust (4)

10.6	Extension Agreement dated February 26, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust. (4)

10.7	Extension Agreement dated March 25, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust (4)

10.8	Extension Agreement dated April 19, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust (4)

10.9	Security Agreement dated March 25, 2011 issued by Innolog Holdings Corporation in favor of Kay M Gumbinner Trust (4)

10.10	Promissory Note dated February 10, 2011 in the principal amount of $150,000 issued by Innolog Holdings Corporation in favor of Harry Jacobson. (4)

10.11	Promissory Note dated March 21, 2011 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Harry Jacobson. (4)

10.12	Promissory Note dated March 21, 2011 in the principal amount of up to $200,000 issued by Innolog Holdings Corporation (4)

10.13	Promissory Note dated April 2, 2012 in the principal amount of $300,000 issued by Innolog Holdings Corporation in favor of Glen Hill Investments, LLC. (5)

10.14	Promissory Note dated April 10, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Glen Hill Investments, LLC. (5)

10.15	Promissory Note dated April 12, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Glen Hill Investments, LLC. (5)

10.16	Promissory Note dated April 16, 2012 in the principal amount of $400,000 issued by Innolog Holdings Corporation in favor of Glen Hill Investments, LLC. (5)

10.17	Promissory Note dated June 11, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC. (5)

10.18	Promissory Note dated June 20, 2012 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. (5)

10.19	Promissory Note dated July 6, 2012 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. (6)

10.20	Promissory Note dated July 23, 2012 in the principal amount of $55,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. (6)

10.21	Promissory Note dated August 6, 2012 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. (6)

10.22	Promissory Note dated August 21, 2012 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. (6)

10.23	Promissory Note dated September 5, 2012 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. (6)

10.24	Promissory Note dated September 21, 2012 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. (6)

10.25	Promissory Note dated July 9, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC. (6)

10.26	Promissory Note dated August 7, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC. (6)

10.27	Promissory Note dated August 23, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC. (6)

10.28	Promissory Note dated September 21, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors LLC. (6)

10.29	Promissory Note dated September 28, 2012 in the principal amount of $65,000 issued by Innolog Holdings Corporation in favor of Michael Kane. (6)

10.30	Promissory Note dated September 28, 2012 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Bruce Riddle. (6)

10.31	Promissory Note dated October 5, 2012 in the principal amount of $75,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.32	Promissory Note dated October 19, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.33	Promissory Note dated October 22, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors. *

10.34	Promissory Note dated October 2, 2012 in the principal amount of $20,000 issued by Innolog Holdings Corporation in favor of Erich Winkler. *

10.35	Promissory Note dated October 25, 2012 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Erich Winkler. *

10.36	Promissory Note dated November 6, 2012 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.37	Promissory Note dated November 21, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.38	Amendment to Promissory Note dated November 26, 2012 in the principal amount of $150,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.39	Promissory Note dated November 16, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Atlas Advisors. *

10.40	Promissory Note dated November 12, 2012 in the principal amount of $12,500 issued by Innolog Holdings Corporation in favor of Erich Winkler. *

10.41	Promissory Note dated December 17, 2012 in the principal amount of $100,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.42	Promissory Note dated December 29, 2012 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

21.0	Subsidiaries of Innolog Holdings Corporation (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 906 Certification*

* Filed herewith.

(1)	Filed on February 12, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on August 13, 2010 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on October 15, 2010 as an exhibit to the Company’s Amendment No. 3 to Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on May 18, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.

(5)	Filed on August 14, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference.

(6)	Filed on November 14, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference.

(7)	Filed on January 12, 2011 as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2013

INNOLOG HOLDINGS CORPORATION

By:	/s/ William P. Danielczyk
William P. Danielczyk,
Executive Chairman, Principal Executive Officer

By:	/s/ Eric Wagner
Eric Wagner Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

April 15, 2013	/s/ William P. Danielczyk	Executive Chairman, Director
William Pl Danielczyk

April 15, 2013	/s/Michael J. Kane	Secretary, Treasurer, Director
Michael J. Kane

April 15, 2013	/s/ Ian J. Reynolds	Director
Dr. Ian J. Reynolds

April 15, 2013	/s/ Bruce D. Riddle	Director
Bruce D. Riddle

April 15, 2013	/s/ Erich Winkler	Director
Erich Winkler

April 15, 2013	/s/ Stephen D. Moses	Director
Stephen D. Moses

