Form 10-Q
period 2013-03-31
Innolog Holdings Corp.
filed 2013-05-20
CIK 1389115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-140633

INNOLOG HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	68-0482472
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

12011 Lee Jackson Memorial Highway, Suite 300, Fairfax, Virginia 22033

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

18,410,831 shares of common stock, $0.001 par value, outstanding on May 17, 2013.

INNOLOG HOLDINGS CORPORATION

REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$4,803	$35,386
Accounts receivable, net	461,612	327,472
Prepaid expenses and other current assets	12,715	1,338
Total current assets	479,130	364,196

Property and equipment, net	20,495	22,281
Restricted Cash	165,000	165,000
Other assets	87,012	109,261
Total Assets	$751,637	$660,738

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Accounts payable	$3,022,273	$2,956,288
Accrued salaries and benefits	3,850,535	3,612,039
Accrued interest	1,582,787	1,304,212
Other accrued liabilities	2,140,080	2,150,765
Deferred rent	24,496	24,496
Notes payable, others	341,500	237,000
Notes payable, affiliates	1,569,159	1,602,159
Total current liabilities	12,530,830	11,886,959

Long Term Liabilities
Notes payable, affiliates	2,000,000	2,000,000
Convertible notes payable, affiliates net of debt discount of $1,424,979 and $1,499,141 as of March 31, 2013 and December 31, 2012, respectively	375,021	250,859
Total Long Term Liabilities	2,375,021	2,250,859
COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
Common stock, $0.001 par value, 200,000,000 shares authorized; 18,410,831 and 17,974,538 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	18,411	17,975
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A Convertible: 38,000,000 shares designated; 36,894,758 shares issued and outstanding at March 31, 2013 and December 31, 2012	36,895	36,895
Series B Convertible: 7,800,000 shares designated: 0 shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-

Additional paid in capital	3,850,487	3,622,115
Accumulated deficit	(18,060,007)	(17,154,065)
Total Stockholders' Deficiency	(14,154,214)	(13,477,080)

Total Liabilities and Stockholders' Deficiency	$751,637	$660,738

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months	For the three months
	ended March 31,	ended March 31,
	2013	2012

Revenues	$1,056,450	$1,187,803

Operating expenses
Direct costs	558,808	668,562
Operating expenses	626,367	1,059,851
Total operating expenses	1,185,175	1,728,413

Loss from operations	(128,725)	(540,610)

Other Income (Expenses)
Amortization of debt discount	(86,026)	-
Gain on legal settlement	-	42,460
Other income	169	-
Interest expense	(691,356)	(436,883)
Total other income (expenses)	(777,213)	(394,423)

Loss before income tax provision	(905,938)	(935,033)

Income tax provision	-	-

Net Loss	$(905,938)	$(935,033)

Loss per share - basic and diluted	$(0.05)	$(0.06)

Weighted average number of shares, basic and diluted	18,289,639	15,129,973

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(905,938)	$(935,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,091	2,205
Stock based compensation	120,037	87,156
Amortization of debt discount	86,026	-
Gain on legal settlement	-	(42,460)
Changes in operating assets and liabilities:
Accounts receivable	(134,141)	(102,964)
Prepaid expenses and other assets	8,470	(17,989)
Accounts payable and accrued expenses	669,274	353,100

Net cash used in operating activities	(151,180)	(655,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchased	(903)	(6,087)

Net cash used in investing activities	(903)	(6,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	(11,459)
Borrowings on note payable, others	160,000	200,000
Repayments on note payable, others	(55,500)	(301,500)
Borrowings on note payable, affiliate/related party	352,500	850,031
Repayments on note payable, affiliate/related party	(335,500)	(75,000)
Net cash provided by financing activities	121,500	662,072

NET CHANGE IN CASH	(30,583)	-

CASH - BEGINNING OF PERIOD	35,386	-

CASH - END OF PERIOD	$4,803	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$92,638	$479,466
Income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2013, the Company issued 436,293 shares of its common stock valued at $26,177 for accrued services.

During the three months ended March 31, 2013, the Company recorded $11,864 of beneficial conversion feature that is related to convertible notes and attached warrants.

During the three months ended March 31, 2013, the Company issued warrants fair valued at $70,730 for accrued services.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INNOLOG HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

On January 25, 2013 the Board of Directors of Innolog Holdings approved the following resolution; "The Company is authorized to form a new subsidiary in Nevada call Innomed. This subsidiary will develop the Company’s health care business. Bill Danielczyk, Michael Kane, and Ian Reynolds will be the directors of this subsidiary". As of March 31, 2013, the subsidiary was not yet incorporated.

Innolog Holdings Corporation and its wholly owned subsidiary are referred to herein as the “Company.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2012 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Note 2: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception, the Company has reported a net loss of $905,938 for the three months ended March 31, 2013 and $935,033 for the three months ended March 31, 2012. As of March 31, 2013 the Company has reported an accumulated deficit of $18,060,007, had a stockholders’ deficiency (defined as total assets minus total liabilities) of $14,154,214 and a working capital deficit (current liabilities minus current assets) of $12,051,700. There are delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable that could ultimately cause the Company to cease operations.

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $46,566 at March 31, 2013 and December 31, 2012.

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

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At March 31, 2013, the Company has no unrecognized tax benefits.

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

The Company applies the provisions of FASB ASC 740, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At March 31, 2013, the Company has no unrecognized tax benefits.

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

The computation of basic and diluted loss per share for the three months ended March 31, 2013 and 2012 is equivalent since the Company reported a net loss and the effect of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on the Company's unaudited condensed consolidated financial statements.

Note 4: Major Customers

Revenues from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total revenues for the three months ended March 31, 2013 and 2012.

Note 5: Accounts Receivable

Accounts receivable consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Billed receivables	$508,178	$374,038
Reserve for bad debts	(46,566)	(46,566)
Total	$461,612	$327,472

Contract receivables from prime contracts and subcontracts with U.S. Government agency customers in aggregate accounted for 100% of total contract receivables at March 31, 2013 and December 31, 2012.

Note 6: Accounts Payable and Accrued Liability

Accounts payable and accrued expenses at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012*

Accounts payable	$3,022,273	$2,956,289
Accrued liabilities	2,140,080	2,150,765
Accrued interest- other	358,190	303,477
Accrued interest-affiliates	1,224,597	1,000,735
Accrued salaries and benefits	3,850,535	3,612,039
	$10,595,675	$10,023,305

* The December 31, 2012 interest accrued has been adjusted to reflect 3 loans transferred to notes payable –affiliates.

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

Note 8: Notes Payable, Other

At March 31, 2013 and December 31, 2012, notes payable, others consisted of the following:

	March 31, 2013	December 31, 2012 *
On August 11, 2010 an individual loaned the Company $75,000 with a maturity date of October 11, 2010. The loan is unsecured and carries a flat interest rate of $22,500. In addition, on December 12, 2011 the individual loaned the Company $200,000 with a maturity date of January 12, 2012. The loan was secured by accounts receivable, guaranteed by Ian Reynolds, a director, and carried a flat interest rate of $25,000. As of March 31, 2013 and December 31, 2012 the total outstanding balance is $0 and $13,500 with accrued interest of $72,624 and $73,866 , respectively. The loan is in default and carries a default interest rate of 15% per annum.	$-	$13,500

On August 30, 2010 an individual loaned the Company $25,000 with a maturity date of December 6, 2010. The loan is unsecured and carried a flat interest rate of $5,000. As of March 31, 2013 and December 31, 2012 the outstanding balance is $25,000 with accrued interest of $78,266 and $70,766, respectively. The loan is in default and carries a default interest rate of 10% per month.	25,000	25,000

On July 13, 2010 an individual loaned the Company $100,000 with a maturity date of January 13, 2011. The loan is unsecured and carried a flat interest rate of $30,000. As of March 31, 2013 and December 31, 2012 the outstanding balance is $100,000 with accrued interest of $63,535 and $59,836, respectively. The loan is in default and carries a default interest rate of 15% per annum.	100,000	100,000

On July 21, 2010 an individual loaned the Company $25,000 with a maturity date of January 21, 2011. The loan is unsecured and carried a flat interest rate of $7,500. As of March 31, 2013 and December 31, 2012 the outstanding balance is $20,000 with accrued interest of $27,554 and $26,814, respectively. The loan is in default and carries a default interest rate of 15% per annum.	20,000	20,000

On July 20, 2010 an individual loaned the Company $65,500 with a maturity date of January 20, 2011. The loan is unsecured and carried a flat interest rate of $19,650. As of March 31, 2013 and December 31, 2012 the outstanding balance is $65,500 with accrued interest of $41,616 and $39,193, respectively. The loan is in default and carries a default interest rate of 15% per annum.	65,500	65,500

On July 20, 2010 an individual loaned the Company $34,500 with a maturity date of January 20, 2011. The loan is unsecured and carried a flat interest rate of $10,350. As of March 31, 2013 and December 31, 2012 the outstanding balance is $6,000 and $13,000 with accrued interest of $12,602 and $12,602, respectively. The loan is in verbal settlement agreement and is not accruing default interest.	6,000	13,000

On January 2, 2013, the Company borrowed $50,000 from an individual. The loan carried an interest rate of $4,000 and a maturity date of February 2, 2013. In addition, warrants of 50,000 were granted for the purchase of common stock with a strike price of $0.05 and an expiration date of 5 years.

The loan is in default and carries a default interest rate of 18% per annum and a late fee of 8% each 10 days. As of March 31, 2013 there was $19,718 of accrued interest.	50,000	-

On January 28, 2013, the Company borrowed $10,000 from an individual. The loan carried an interest rate of $700 and a maturity date of February 12, 2013. In addition, warrants of 10,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director and a officer also guaranteed this loan.

The loan has been paid. As of March 31, 2013 there was $1,245 of accrued interest.	-	-

On January 30, 2013, the Company borrowed $25,000 from an individual. The loan carried an interest rate of $2,000 and a maturity date of March 10, 2013. In addition, warrants of 25,000 were granted for the purchase of common stock with a strike price of $0.05 and an expiration date of 5 years. A director and a officer also guaranteed this loan. This loan has been paid.

On January 31, 2013, the Company borrowed $25,000 from an individual. The loan carried an interest rate of $2,000 and a maturity date of March 11, 2013. In addition, warrants of 25,000 were granted for the purchase of common stock with a strike price of $0.05 and an expiration date of 5 years. A director and a officer also guaranteed this loan.

The loan is in default and carries a default interest rate of 18% per annum and a late fee of 8% each 10 days. As of March 31, 2013 there was $10,483 of accrued interest.	25,000	-

On February 12, 2013, the Company borrowed $50,000 from an individual under a note dated January 8, 2013. The loan carried an interest rate of $5,000 and a maturity date of March 25, 2013. In addition, warrants of 50,000 were granted for the purchase of common stock with a strike price of $0.05 and an expiration date of 5 years. A director also guaranteed this loan.

The loan is in default and carries a default interest rate of 18% per annum and a late fee of 10%. As of March 31, 2013 there was $10,148 of accrued interest.	50,000	-

Total Notes Payable- others-Current	$341,500	$237,000

* The December 31, 2012 information has been redone to reflect the movement of three loans to notes payable-affiliates.

As of March 31, 2013 and December 31, 2012, there were $341,500 and $237,000 of the notes outstanding, respectively, issued to individuals, trusts, and corporations not related to the Company.

During the three months ended March 31, 2013 the lenders were granted warrants to purchase 360,000 shares of Innolog common stock at a strike price $0.01 to $0.05 per share. The value of these warrants and common stock was $19,568. The entire amount was charged to expense during the three months ended March 31, 2013.

During the year ended December 31, 2012 the lenders were granted warrants to purchase 500,000 shares of Innolog common stock at a strike price $0.01 per share and 300,000 shares of Series A Convertible Preferred Stock. The value of these warrants was $25,340. The entire amount was charged to expense during the twelve months ended December 31, 2012.

Of these loans, $341,500 and $237,000 have matured as of March 31, 2013 and December 31, 2012, respectively and are in default. Additional interest and late fees are due upon default as defined in each note. Total interest and fees incurred on these notes amounted to $76,213 and $69,649 for the three months ended March 31, 2013 and 2012, respectively. Total interest and fees accrued on these notes amounted to $358,190 and $303,477 as of March 31, 2013 and December 31, 2012, respectively.

Note 9: Related Party Transactions

Notes Payable, affiliates:

At March 31, 2013 and December 31, 2012, notes payable, affiliates consisted of the following:

	March 31, 2013	December 31, 2012*
On August 4, 2011, a director entered into a $200,000 unsecured line of credit with the Company. Each advance under the line of credit had a due date of 30 days. Interest was a 10% flat rate of the principal of each advance. The line of credit matured as of December 31, 2011. As of March 31, 2013 and December 31, 2012 the outstanding principal was $0. In October 2012, the $52,600 principal balance was settled into 751,429 warrants of the Company with a strike price of $.07 per share and expiration period of 5 years, which was fair valued at $14,415. Accordingly, the Company recorded a gain on settlement of $38,185 during the year ended December 31, 2012.

On December 19, 2012, a director entered into a $200,000 revolving line of credit with the Company. The loan carried an interest rate of 10% of the principal outstanding and a maturity of December 31, 2013. As of March 31, 2013 and December 31, 2012, the outstanding balance was $77,500 and $45,000, respectively.

Accrued interest and fees totaled $16,054 and $10,304 at March 31, 2013 and December 31, 2012, respectively.	$77,500	$45,000

On February 10, 2011, a holder of more than 5% of common stock, loaned the Company a total of $150,000. At least 50% of the loan must be repaid by October 31, 2011 with a final maturity of October 31, 2012. As of March 31, 2013 and December 31, 2012, $150,000 remained outstanding. The unsecured note carried a flat interest rate of $15,000. As of March 31, 2013 and December 31, 2012 the accrued interest is $15,000. The loan has matured and is in default but per the note no late fees or default interest is due.

On March 21, 2011, a holder of more than 5% of common stock, renewed a loan to the Company totaling $50,000. The unsecured note carried a flat interest rate of $10,000 and was to be paid back in monthly installments of $10,000 beginning April 21, 2011 with final payment due on September 21, 2011. The outstanding balance of the loan as of March 31, 2013 and December 31, 2012 was $40,000. As of March 31, 2013 and December 31, 2012 the accrued interest is $14,623. The loan has matured and is in default but per the note no late fees or default interest is due.

On February 27, 2013, a holder of more than 5% of common stock, loaned the company $75,000. The loan has been repaid in full.	190,000	190,000

On March 21, 2011, the Company assumed an unsecured loan from a director, in the amount of $325,000. The interest rate on the loan was a flat fee of $32,500 and the loan matured on March 21, 2012. As of March 31, 2013 and December 31, 2012 the outstanding balance was $325,000. The loan has matured and is in default and carries default rate of interest of 18% per annum.

On December 21, 2011 the director, loaned the Company additional funds totaling $25,000. As of March 31, 2013 and December 31, 2012, $25,000 in principal amount is outstanding.

On February 13, 2012 and February 22, 2012, the director, loaned the Company additional funds totaling $50,000. As of March 31, 2013 and December 31, 2012, the outstanding balance is $31,250. In addition, warrants of 50,000 were granted for the purchase of common stock with a strike price of $0.06 and an expiration date of 5 years. These loans matured on April 29, 2012 and May 7, 2012, respectively and are now in default and carry a default interest rate of 18% per annum.

On October 25, 2012, the director loaned the Company additional funds totaling $25,000 with an interest rate of 10% p.a. and a maturity date of November 25, 2012. In addition, warrants of 25,000 were granted for the purchase of common stock with a strike price of $0.07 and an expiration date of 5 years. As of March 31, 2013 and December 31, 2012, the outstanding balance is $24,000 and $25,000, respectively. The loan has matured and is in default and carries one time late fees of 10% of the principal amount outstanding and default rate of interest of 18% per annum.

On November 2, 2012, the director loaned the Company additional funds totaling $12,500 with an interest rate of 10% p.a. and a maturity date of December 2, 2012. In addition, warrants of 12,500 were granted for the purchase of common stock with a strike price of $0.07 and an expiration date of 5 years. As of March 31, 2013 and December 31, 2012, the outstanding balance is $0 and $12,500, respectively.

Accrued interest and fees totaled $97,234 and $79,974 at March 31, 2013 and December 31, 2012, respectively.	405,250	418,750

On June 21, 2011, a holder of more than 5% of common stock, loaned the Company a total of $70,000. As consideration for these loans, a fee of $7,000 was expensed. As of March 31, 2013 and December 31, 2012 this unsecured loan has an outstanding balance of $70,000 and has matured and the Company is in default. The loan is accruing interest at 28% per annum and a late fee of 10% of the outstanding balance each month. Total accrued interest and fees amount to $180,186 and $154,353 at March 31, 2013 and December 31, 2012, respectively.	70,000	70,000

On September 28, 2012, a director loaned the Company $25,000 with a interest rate of $2,500. As of March 31, 2013 and December 31, 2012, $20,000 and $25,000, respectively, in principal amount is outstanding. The principal is due on October 28, 2012 and November 28, 2012 in two installments of $12,500 each. The loan has matured and is in default and carries a default interest rate of 8% pa. Total accrued interest and fees amount to $6,413 and $5,814 at March 31, 2013 and December 31, 2012, respectively.	20,000	25,000

Since early 2009 a former director and former officer, loaned the Company funds at various dates. As of March 31, 2013 and December 31, 2012, the outstanding balance was $229,409. Interest in the amount of $84,244 and $75,948 has accrued as of March 31, 2013 and December 31, 2012, respectively. The loans have matured and are in default. The default rate of interest is 15% per annum.	229,409	229,409

On September 28, 2012, a director and officer of the Company, loaned the Company $65,000. As of March 31, 2013 and December 31, 2012, $49,000 in principal amount is outstanding. Interest was in the form of 132,000 warrants. The principal payments of $15,000 on or before October 8, 2012, $25,000 by November 8, 2012 and $25,000 by December 8, 2012 are due. The loan has matured and is in default and carries a default interest rate of 8% pa. Total accrued interest and fees amount to $999 and $0 at March 31, 2013 and December 31, 2012, respectively.	49,000	49,000

Holdings and Innovative (the “Borrowers”) have entered into an agreement (the “Loan Agreement”) with seven individuals (the “Lenders”) who are directly or indirectly related to Holdings, under which the Borrowers may borrow up to $2,000,000. The total borrowings as of March 31, 2013 and December 31, 2012 amounted to $2,000,000, collateralized by substantially all assets of the Borrowers and guaranteed by Galen. Repayment of the loan is due on May 31, 2017. In order to make the loan to the Borrowers, the Lenders borrowed $1,000,000 from Eagle Bank and $1,000,000 from Reliant Bank. The promissory note to Eagle Bank has a maturity date of August 26, 2013 and interest is payable monthly at the bank’s prime rate (as defined) plus 1% with a minimum rate of 7.5%. The promissory note to Reliant Bank has a maturity date of March 28, 2014 and interest is payable monthly at fixed rate of 7.0%. In addition, the Reliant Bank loan is secured by a $250,000 deposit, of which $165,000 was deposited by the Company. Interest is directly paid by the Company to the banks on a monthly basis.	2,000,000	2,000,000

On February 28, 2012 a LLC, a greater than 5% shareholder of the company, loaned the Company $50,000 with a maturity date of April 3, 2012. The loan is secured by accounts receivable, guaranteed by a director, and carried a flat interest rate of $5,000. In addition, at the option of the holder an additional fee of $5,000 or warrants for 50,000 shares of common stock at $0.07 per share shall be paid and 125,000 shares of common stock. The loan is in default and the Company is paying $6,000 per month in late fees.

On March 2, 2012 a LLC, a greater than 5% shareholder of the company, loaned the Company $50,000 with a maturity date of April 3, 2012. The loan is secured by accounts receivable, guaranteed by a director, and carried a flat interest rate of $5,000. In addition, the Company shall issue 500,000 shares of common stock. The loan is in default and the Company is paying $6,000 per month in late fees.

On October 22, 2012 a LLC, a greater than 5% shareholder of the company, loaned the Company $100,000 with a maturity date of November 6, 2012. The loan is secured by accounts receivable, guaranteed by a director, and carried a flat interest rate of $10,000. . In addition, warrants for 200,000 shares of common stock at $0.01 per share have been issued. The loan was repaid on November 15, 2012 along with default interest which was accrued at 18% pa.

On November 16, 2012 a LLC, a greater than 5% shareholder of the company, loaned the Company $100,000 with a maturity date of December 1, 2012. The loan is secured by accounts receivable, guaranteed by a director, and carried a flat interest rate of $10,000. In addition, warrants for 200,000 shares of common stock at $0.01 per share have been issued. The loan is in default and the Company issued 200,000 more warrants under the same terms and paying $10,000 in late fees as well as accruing default interest at 18% pa.

On December 4, 2012 a LLC, a greater than 5% shareholder of the company, loaned the Company $50,000 with a maturity date of December 19, 2012. In addition, warrants for 500,000 shares of common stock at $0.01 per share have been issued. The loan is secured by accounts receivable, guaranteed by a director, and carried a flat interest rate of $5,000.

On March 29, 2013 the Company entered into a settlement agreement with the LLC. The agreement calls for a total settlement amount of $290,000 and a forbearance until August 30, 2013 and the following payments: $10,000 by March 31, 2013; $50,000 by April 30, 2013; $40,000 by May 30, 2013; $60,000 by June 30, 2013; $65,000 by July 30, 2013; and $65,000 by August 30, 2013. In addition, warrants for the purchase of 400,000 shares are to be issued at a strike price of $0.01 and expiration of 5 years.

Total accrued interest and fees was $57,285 and $30,189 as of March 31, 2013 and December 31, 2012, respectively.	250,000	250,000

On August 1, 2010 an LLC, a greater than 5% shareholder of the company, loaned the Company $200,000 with a maturity date of September 14, 2011. The loan is secured by accounts receivable and carried a flat interest rate of $20,000. The loan was extended on September 19, 2011 and on November 7, 2011 with a maturity of December 31, 2011.

On August 8, 2011 the LLC, a greater than 5% shareholder of the company, and several individuals loaned the Company $225,000 with a maturity date of November 8, 2011. On November 7, 2011 the loans were extended to December 31, 2011. The loans are secured and carried a flat interest rate of $50,000. The loans are guaranteed by a director. The Company issued 1,000,000 warrants which was valued at $60,022 and charged to operations as interest expense during the year ended December 31, 2012.

On February 5, 2013 the Company entered into a settlement agreement with the LLC. The agreement calls for a total settlement amount of $450,439 and a forbearance until July 30, 2013 and the following payments: $43,750 on the 15th of each month, beginning February 15 and until May 15, 2013, inclusive (total of $175,000, the Total Principal Amount); $30,000 on June 15, 2013 and July 15, 2013; and the remaining balance on or before July 30, 2013.

Total accrued interest and fees was $548,270 as of March 31, 2013 and December 31, 2012.	103,000	175,000

On December 29, 2012, the Company borrowed $50,000 from a trust, a greater than 5% shareholder of the company,. The loan carried an interest rate of 2.5% pa and a maturity date of January 17, 2013. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan.

On January 15, 2013, the Company borrowed $50,000 from a trust, a greater than 5% shareholder of the company,. The loan carried an interest rate of 2.5% per annum and a maturity date of February 7, 2013. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan.

On January 23, 2013, the Company borrowed $50,000 from a trust, a greater than 5% shareholder of the company. The loan carried an interest rate of $5,000 and a maturity date of February 17, 2013. In addition, warrants of 100,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan.

On February 6, 2013, the Company borrowed $25,000 from a trust, a greater than 5% shareholder of the company. The loan carried an interest rate of 2.5% per annum and a maturity date of February 14, 2013. In addition, warrants of 50,000 were granted for the purchase of common stock with a strike price of $0.01 and an expiration date of 5 years. A director also guaranteed this loan.

The loans are in default and carries a default interest rate of 18% per annum and a late fee of 10% each 10 days. As of March 31, 2013 and December 31, 2012 there was $152,973 and $253 of accrued interest, respectively.	175,000	150,000

Total notes payable- Affiliates	$3,569,159	$3,602,159
Less: Short term portion	(1,569,159)	(1,602,159)
Total notes payable- Affiliates – long term	$2,000,000	$2,000,000

* The December 31, 2012 information has been redone to reflect the movement of three loans to notes payable-affiliated from notes payable- other.

As of March 31, 2013 and December 31, 2012, $3,569,159 and $3,602,159 were outstanding, respectively, on the notes payable to related parties In 2012, these parties were granted warrants to purchase 11,621,500 shares of Innolog common stock. The strike price to purchase the common stock ranges from $0.01 to $0.07 per share with a 5-year expiration date. In addition, 625,000 of common stock was also issued. The fair value of these warrants and common stock amounted to $695,836 and was amortized to interest expense during the twelve months ended December 31, 2012. During the three months ended March 31, 2013 warrants to purchase common stock of 2,350,000 were granted with a strike price of $.01 and expiration of 5 years. Of which fair value of 2,100,000 warrants amounted to $59,559 was charged to operations during the year ended December 31, 2012 as the warrants were issued in 2013 for loan extension in year 2012 and fair value of 250,000 warrants amounted to $13,805 related to issuance of notes during 2013 was amortized to interest expense during the three months ended March 31, 2013.

Of these notes, $1,491,659 and $1,452,159 were in default as of March 31, 2013 and December 31, 2012, respectively. Total interest and fees incurred on these notes amounted to $314,691 and $232,696 during the three months ended March 31, 2013 and 2012. Total interest and fees accrued on these notes amounted $1,133,241 and $945,356 as of March 31, 2013 and December 31, 2012, respectively.

Convertible Notes Payable Long Term, affiliates:

At March 31, 2013 and December 31, 2012, notes payable long term, affiliates consisted of the following:

	March 31, 2013	December 31, 2012
A LLC which is an affiliate of a holder of more than 5% of our common stock	$1,800,000	$1,750,000
Less: Unamortized debt discount	(1,424,979)	(1,499,141)
Total Convertible notes payable long term-affiliates, net of debt discount	$375,021	$250,859

On March 31, 2012, March 21, 2012, March 29, 2012, April 2, 2012, April 10, 2012, April 12, 2012, and April 16, 2012 a LLC, an affiliate of a holder of more than 5% of our common stock, loaned the Company $300,000, $200,000, $300,000, $300,000, $100,000, $100,000, and $400,000 respectively. The unsecured loans had a maturity date of May 31, 2012 and carry a 6% per annum interest rate.

On May 21, 2012 the Company entered into a Convertible Notes Purchase Agreement for up to $6,000,000 collateralized by substantially all assets of the Borrowers (“Holdings and Innovative”) with a maturity date of May 31, 2017 and a 6% per annum rate of interest. The interest accrues and is payable at maturity.   The convertible promissory notes plus accrued interest under the Note Purchase Agreement are convertible into a Series B Convertible Preferred Stock on a dollar for dollar basis. The Series B has a liquidation preference and is convertible into common shares at a conversion price of $0.076 per share. The investors have a first lien position on the assets of the Company on a pari passu basis with the holders of other affiliated debt. The LLC rolled its short-term loans above into this agreement. In addition, the LLC note is secured by a substantial portion of the directors of the Company stock holdings. The LLC received 8,750,000 warrants for the purchase of the Company common stock at an exercise price of $.069 per share with an expiration date of May 31, 2017. On January 4, 2013, the Company entered into a convertible promissory note agreement with the LLC for $50,000. The loan carried an interest rate of 6% p.a. and a maturity date of May 30, 2017. The note is convertible into whole or part into Series B convertible preferred stock of the Company at an effective conversion rate of one share of Series B convertible preferred stock for each $1 outstanding principal and accrued but unpaid interest. The Series B has a liquidation preference and is convertible into common shares at a conversion price of $0.085 per share. In addition, warrants of 250,000 were granted for the purchase of common stock with a strike price of $0.0709 and an expiration date of 5 years.

As of March 31, 2013 and December 31, 2012 the accrued interest on this loan was $91,356 and $64,726, respectively.

 In accordance with Accounting Standards Codification 470-20-65, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”), the Company recognized an imbedded beneficial conversion feature present in the notes. For the three months ended March 31, 2013 and for the year ended December 31, 2012, the Company recognized a debt discount of $11,863 and $1,360,869, which was equal to the intrinsic value of the imbedded beneficial conversion feature.  The Company also recorded a net of a deferred debt discount of $11,195 and $347,711 based on the relative fair value of the warrants under the Black-Scholes pricing model based on the following assumptions: (1) risk free interest rate of 0.82% and 0.72%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company common stock of 187.5% and 74.85%; and (4) an expected life of the warrants of 5 years. Total debt discount of $11,863 and $1,708,581 is attributed to the beneficial conversion feature were recognized to additional paid in capital and a discount against the Note. The debt discount is being amortized over the Notes maturity period (five years) as interest expense. During the three months ended March 31, 2013, the Company recorded amortization of the debt discount relating to these notes of $86,026.

Legal Fees:

During the three months ended March 31, 2013 and 2012, the Company incurred and reimbursed legal fees in the amount of $74,990 and $45,640 respectively on behalf of its executive officer in defense of an investigation by a governmental agency.

Note 10: Commitments and Contingencies

Leases:

The Company leases office space in Washington, D.C. and Fairfax, Virginia under operating leases expiring at various dates through 2016. The premises leases contain scheduled rent increases and require payment of property taxes, insurance and certain maintenance costs. The minimum future commitments under lease agreements existing as of March 31, 2013 are approximately as follows:

Year ending December 31,
2013	$190,000
2014	269,000
2015	276,000
2016	222,000
$958,000

Total rent expense amounted to $82,015 and $75,165 for the three months ended March 31, 2013 and 2012, respectively.

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

Late Deposit of Payroll Taxes and Employee Income Tax Withholdings:

At March 31, 2013, the Company is delinquent with filing and remitting payroll taxes of $5,046,009 including estimated penalties and interest related to payroll taxes withheld since December 31, 2009. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability. As of March 31, 2013 and December 31, 2012, the total of payroll tax accrued and income tax withheld balances including penalties and interest, amounted to $5,046,009 and $4,632,104, respectively. The Company is currently in discussions with the taxing authorities to develop a payment plan. On March 17, 2011 the taxing authorities filed a notice of federal tax lien in the amount of $614,990 in Fairfax, VA.

Employment Agreement:

On April 1, 2009, Innovative entered into an employment agreement with its President and Chief Executive Officer through March 31, 2014, which provides for a minimum annual salary of $198,000. At January 31, 2012 this agreement was cancelled and replaced by a consulting agreement as the President and Chief Executive Officer of Innovative retired. As of March 31, 2013 the consulting agreement has been cancelled.

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

Delinquent payables

The Company has been delinquent in numerous payables to different parties of which some filed lawsuits against the Company. All necessary accruals have been made as of March 31, 2013 and 2012 and are included in accounts payable and other accrued liabilities.

Legal Proceedings

Other than the proceedings described below, the Company is not currently involved in any material legal proceedings, nor have been involved in any such proceedings that have had or may have a significant effect on it. The Company is not aware of any other credible material legal proceedings pending or threatened against it.

Lau Massachusetts Business Trust et. al. vs. Innovative Logistics Techniques, Inc.  This complaint was filed in June 2010 in the Circuit Court of Fairfax County Virginia (Case No. 2010-8002).  The complaint alleges, among other things, breach of various contracts, trover and conversion of funds based on the Company’s receipt of moneys that allegedly should have been paid over to the complainant or its affiliates in or about 2008 and non-payment of various alleged settlement arrangements. The Company has entered into a settlement agreement, as amended (under which, the Company was in default), and a forbearance agreement requiring the payment of approximately $375,000. An initial payment of $75,000 is due about March 31, 2012 and the remainder is to be paid with interest over the next 12 months. The Company is in default of the settlement and forbearance agreements. A confession of Judgment for $271,521 was entered on April 24, 2013.

U.S. Department of Labor vs. Innovative Logistics Techniques, Inc. and ILT 401K Plan.  This complaint was filed in November 2012, in the US District Court for the Eastern District of Virginia (Civil Action No. 12-1321). The complaint, covering a period from January 1, 2007 through April 1, 2011, alleges, among other things, failure by the Company to remit certain employee assets to the Plan and wrongful treatment and use of Plan assets. The Complaint seeks restoration of Plan assets (including lost profits) of approximately $200,000, an injunction against the Company regarding ERISA activities and other legal and equitable relief. The Company filed a response and the matter is proceeding.

Investigation by the US Internal Revenue Service.  The US Internal Revenue Service has alleged that various past due taxes since 2008 are due and owing by the Company.  The IRS has filed various liens amounting to approximately $350,000. There are various matters and issues pending before the IRS. The Company has sought an installment payment plan with the service. The Company has not heard from the IRS regarding the proposed payment plan.

801 Potomac Avenue SE Holdings vs. Innovative Logistics Techniques, Inc. A summons was filed on April 12, 2013, seeking a Notice to Quit the Premises and approximately $350,000 in damages. The Company left the premises in early May, 2013. The matter was scheduled for hearing on May 15, 2013 but was postponed to June 11, 2013.

CACI, Inc. - Federal vs. Innovative Logistics Techniques, Inc. This complaint was filed on February 12, 2013, in the Circuit Court of Fairfax County (Civil Action No. 2013-03033). The complaint alleges breach of contract and seeks damages of approximately $80,000 plus interest and attorney’s fees. The Company filed an answer and trial is set for November 12, 2013.

Quasar Systems, Inc. vs. Innovative Logistics Techniques, Inc. This complaint was filed on February 25, 2013, in the Circuit Court of Fairfax County (Civil Action No. 2013-03940). The complaint alleges breach of contract and seeks damages of approximately $75,000 plus interest and attorney’s fees. A Consent Judgment was entered on April 26, 2013 and execution has been stayed until June 17, 2013.

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

At March 31, 2013, the Company had net operating loss carry forwards of approximately $12 million for federal and Virginia state tax purposes expiring through 2031.

The Company has filed its 2011 federal and state income tax returns.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of March 31, 2013, the Company has no accrued interest and penalties related to uncertain tax positions.

Note 12: Employee Benefit Plan

Innovative has a defined contribution employee benefit plan covering all full time employees who elect to participate. The plan provides for elective salary deferrals by employees and annual elective matching contributions. There were no employer contributions for the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013 and December 31, 2012, 18,410,831 and 17,974,538 shares, respectively, of the Company common stock were issued and outstanding.

During the three months ended March 31, 2013, the Company issued 436,293 shares of its common stock valued at $26,178 for accrued services.

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

As of March 31, 2013 and December 31, 2012, there were 36,894,758 shares of Series A Convertible Preferred Stock outstanding and no dividends have been accrued.

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

As of March 31, 2013 and December 31, 2012, there were no shares of Series B Convertible Preferred Stock issued and outstanding and no dividends have been accrued.

Warrants:

For the three months ended March 31, 2013, the Company granted 5,705,000 warrants to various individuals in conjunction with the individuals lending the Company funds for working capital, renewals of loans in 2012, services rendered in 2012 and 2013 and settlement of debt due. The warrants have an exercise price of $0.01 to $0.05 per share and a life of five years. All warrants were fully vested on the date of the grant. The Company has determined through a Black Scholes analysis that the fair value of the 2,455,000 warrants was $120,037 at the time of issue. Fair value of 3,000,000 warrants amounted to $70,730 was charged to operations during the year ended December 31, 2012 as the warrants were issued in 2013 for board services rendered in 2012 and for renewal of loans in 2012. Remaining 250,000 warrants were issued along with the convertible note payable (refer Note – 9).

The following assumptions were used in arriving at the fair value of the above noted warrants:

Expected dividend yield	0%
Expected volatility	187.15%
Average risk free interest rate	0.84%
Expected life (in years)	5.0

A summary of the Company’s warrant activity and related information is as follows:

Warrant Summary	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2011	63,111,564	$0.347

Issued	22,965,082	0.04
Exercised	(1,050,000)	(0.01)
Forfeited/Expired	(11,706)	(3.21)
Outstanding, December 31, 2012	85,012,259	0.27

Issued	5,705,000	0.03
Exercised	-	-
Forfeited/Expired	-	-

Outstanding, March 31, 2013	90,717,259	$0.25

At March 31, 2013, there were 90,717,259 warrants outstanding and exercisable. These warrants had a weighted average exercise price of $0.25 and a weighted average remaining life of 37.5 months. The intrinsic value is not greater than the grant price.

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

A summary of the status of stock options issued by the Company as of March 31, 2013 is presented in the following table.

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2012	13,429,500	$0.50
Granted	-	-
Exercised/Expired/Cancelled	(2,647,500)	(0.50)
Outstanding at December 31, 2012	10,782,000	0.50
Granted	60,000	0.10
Exercised/Expired/Cancelled	(6,000)	(0.50)
Outstanding at March 31, 2013	10,836,000	$0.0498

Exercisable at March 31, 2013	10,759,000	$0.50

These stock options have a weighted average remaining life of 28.9 months. The intrinsic value is not greater than the grant price.

2012 Consultant Stock Plan

The 2012 Consultant Stock Plan (the “Plan”), under which consultants and other service providers may be granted shares of the Company’s Common Stock. The Company has reserved up to 5,000,000 shares under this plan. The plan will expire in 10 years. The stock under this plan has been registered under a S-8. During the three months ended March 31, 2013, the Company has granted 436,293 shares valued at $26,178 for services rendered in prior period.

Equity Credit Line

On July 25, 2012, the Company entered into an equity credit line with Dutchess Opportunity Fund II, LP for up to $5,000,000 over a three-year term. Under this arrangement the Company may obtain working capital from Dutchess in exchange for common stock. The amount of the put is determined by 200% of the average daily volume for the 3 days prior to the put date and the purchase price is determined 95% of the volume weighted average price during the 5 trading days after the put date. As of the three months ended March 31, 2013, this line has not been used.

Note 14: Subsequent Events

On April 22, 2013 the company borrowed $75,000 from an individual with a maturity date of May 15, 2013 at an interest rate of 10%. In addition, the individual was granted 75,000 warrants for the purchase of common stock at a strike price of $0.01with a 5 year expiration. The proceeds were used for working capital. The loan was repaid on May 15, 2013.

On April 22, 2013 and April 29, 2013 the company borrowed a total of $15,000 under its revolving line with a director. The proceeds were used for working capital.

On May 9, 2013 the company borrowed $30,000 from a greater than 5% shareholder of the company with a maturity date of November 30, 2014 and an interest fee of $3,000. The proceeds were used to pay down debt.

On May 9, 2013 the company borrowed $30,000 from a greater than 5% shareholder of the company with a maturity date of November 30, 2013 and an interest fee of $3,000. The proceeds were used to pay down debt.

Item 2: Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the results of operations and financial condition of Innolog Holdings Corporation and its wholly owned subsidiary, for three months ended March 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included in the Current Report on Form 10-K that we filed with the Securities and Exchange Commission on April 15, 2013. References to “the Company,” “we,” “our,” or “us” in this discussion refer to Innolog Holdings Corporation and its subsidiary.

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

Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. The allowance for doubtful accounts amounted to $46,566 at March 31, 2013 and December 31, 2012.

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

Income Taxes:

Effective January 1, 2009, the Company has adopted the provisions of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations. At March 31, 2013, the Company has no unrecognized tax benefits.

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

The Company applies the provisions of FASB ASC 740, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At March 31, 2013, the Company has no unrecognized tax benefits.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended March 31, 2013 (unaudited)	% of Sales	Three Months Ended March 31, 2012 (unaudited)	% of Sales
Contract Revenue	$1,056,450	100.0	$1,187,803	100.0

Direct Costs	558,808	52.9	668,562	56.3

Other Operating Expenses	626,367	59.3	1,059,851	89.2

Operating Loss	(128,725)	(12.2)	(540,610)	(45.5)

Other income	169	-	42,460	3.6

Other Expense	(777,382)	(73.6)	(436,883)	(36.8)

Loss Before Income Tax	(905,938)	(85.8)	(935,033)	(78.7)

Income Tax Expense	-		-

Net Loss	$(905,938)	(85.8)	$(935,033)	(78.7)

Contract Revenues. Revenues for the three months period ended March 31, 2013 decreased by 11% over the previous period as the Company has started to see the effect of loss of the Army contract as reported in the annual filing. In addition, the company has been notified that its Navy contracts will not be renewed.

Direct Costs. Direct costs decreased as a percentage of revenue for the three months ended March 31, 2013. This was primarily due to the tightening of accounting controls by the Company, resulting in a more accurate allocation of expenses to the appropriate direct cost pools.

Other Operating Expenses. Operating expenses include indirect contract costs and costs not allocable to contracts. For the three months ended March 31, 2013 these expenses decreased year over year, due to more efficient allocation of expenses to our contracts, and other cost reductions.

Operating Loss. The Company decreased its operating loss by 76.2% in the three months ended March 31, 2013 from the previous year. This was due to a decrease in indirect contract costs as discussed above.

Other Income. The other income for the three months ended March 31, 2012 is a gain on debt settlement relating to a settlement agreement with an unrelated note payable whereby the company and lender settled for an amount less than what had been accrued. The other income for the three months ended March 31, 2013 is from interest income.

Other Expenses. The other expense for the three months ended March 31, 2013 and March 31, 2012 were $777,382 and $436,883, respectively. These expenses are interest expense and debt discount amortization.

Net Loss. Our net loss for the period decreased slightly. For the three months ended March 31, 2013 and 2012, our net loss was $905,938 and $935,033, respectively. This was due to a decrease in operating expense but was offset by an increase in interest expense, and an increase in debt discount amortization. The company has had to continue to borrow funds from high expense lenders to cover its operating losses.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $151,180 for the three months ended March 31, 2013. Cash was used primarily to support operating losses. Net cash flow used in operating activities was $655,985 for the three months ended March 31, 2012.

Net cash used in investing activities was $903 for the three months ended March 31, 2013 and $6,087 for the three months ended March 31, 2012. In both periods, cash was used in investing activities for equipment purchases.

Net cash provided by financing activities was $121,500 for the three months ended March 31, 2013 and $662,072 for the three months ended March 31, 2012. Receipts of cash flow from financing activities during the three months ended March 31, 2013 and 2012 primarily consisted of borrowings from and payments to related and non-related party lenders.

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

At March 31, 2013 we had $4,803 of unrestricted cash on hand. We will need significant additional financing to fund our operations over the next 12 months. The Company has sustained substantial operating losses since inception, and had a stockholders’ deficit (defined as total assets minus total liabilities) of $14,154,214 and $13,477,080 at March 31, 2013 and December 31, 2012, respectively. There are many delinquent claims and obligations, such as payroll taxes, employee income tax withholdings, employee benefit plan contributions, delinquent loans payable and accounts payable that could ultimately cause the Company to cease operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Loans From Related Parties

During the three months ended March 31, 2013, we received loans totaling $352,500 from related parties and paid back loans totaling $335,500. As of the three months ended March 31, 2013 the outstanding balance was $5,369,159. Of these loans $1,491,659 were in default as of March 31, 2013.

Loans From Unrelated Parties

During the three months ended March 31, 2013, we received loans totaling $160,000 from unrelated parties and paid back loans totaling $55,500. As of the three months ended March 31, 2013 the outstanding balance was $341,500. Of these loans $341,500 were in default as of March 31, 2013.

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

The following table summarizes our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	5 years +
Bank Indebtedness	$-	$-	$-	$-	$-
* Other Indebtedness	5,710,659	1,910,659	-	3,800,000	-
Operating Leases	958,000	190,000	545,000	222,000	-
Totals	$6,668,659	$2,100,659	$545,000	$4,022,000	$-

* Gross of debt discount of $1,424,979

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

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision of and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our principal executive officer and chief financial officer has concluded that as of March 31, 2013, our disclosure controls and procedures were not effective due to the following material weaknesses. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses in our disclosure controls and procedures:

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings.

An update to the legal proceedings discussed in our Annual Report on Form 10-K can be found above in Item 1, Footnote 10 titled “Commitments & Contingencies”.

Item 1A: Risk Factors.

As a smaller reporting company we are not required to provide this information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3: Defaults Upon Senior Securities.

None

Item 4: Mine Safety Disclosures.

Not applicable.

Item 5: Other Information.

Not applicable.

Item 6: Exhibits.

The Exhibit Table below lists those documents that we are required to file with this report.

Number	Description

2.1	Amended and Restated Merger Agreement by and among the Company and Innolog Holdings Corporation as amended dated August 11, 2010(2)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment of the Articles of Incorporation (2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

3.5	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corporation filed August 18, 2010 with the Secretary of State of Nevada (3)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (5)

10.1	Promissory Note dated January 15, 2013 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.2	Promissory Note dated January 23, 2013 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.3	Promissory Note dated January 2, 2013 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Charlie Fink. *

10.4	Promissory Note dated January 28, 2013 in the principal amount of $10,000 issued by Innolog Holdings Corporation in favor of Andrea Ballentine. *

10.5	Promissory Note dated January 30, 2013 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Sunjay Berdia. *

10.6	Promissory Note dated January 31, 2013 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Sunjay Berdia. *

10.7	Promissory Note dated February 12, 2013 in the principal amount of $50,000 issued by Innolog Holdings Corporation in favor of Tim Fleischer. *

10.8	Promissory Note dated February 8, 2013 in the principal amount of $25,000 issued by Innolog Holdings Corporation in favor of Kay M. Gumbinner Trust. *

10.9	Revolving Credit Note dated February 18, 2013 in the principal amount of up to $200,000 issued by Innolog Holdings Corporation in favor of Ian Reynolds.*

21.0	Subsidiaries of Innolog Holdings Corporation (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 906 Certification*

* Filed herewith.

(1)	Filed on February 12, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on August 13, 2010 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on October 15, 2010 as an exhibit to the Company’s Amendment No. 3 to Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on January 12, 2011 as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 and incorporated herein by reference.

(5)	Filed on May 25, 2012 as an exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOLOG HOLDINGS CORPORATION

Dated: May 20, 2013	By:	/s/ William P. Danielczyk

		Name:	William P. Danielczyk
		Title:	Executive Chairman of the Board
Principal Executive Officer

Dated: May 20, 2013	By:	/s/Eric Wagner

		Name:	Eric Wagner
		Title:	Chief Financial Officer

